Form 10-Q/A
period 1995-09-30
PRIMARK CORP
filed 1995-11-13
CIK 356064

================================================================================
--------------------------------------------------------------------------------

                     UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-Q/A-1

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1995        Commission File Number 1-8260


                              PRIMARK CORPORATION
             (Exact name of registrant as specified in its charter)




         Michigan                                         38-2383282
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


1000 Winter Street, Suite 4300N, Waltham, MA                 02154
(Address of principal executive offices)                   (Zip Code)



                                  617-466-6611
              (Registrant's telephone number, including area code)

                                   No Changes
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X                   No


Number of shares outstanding of each of the registrant's classes of common stock, as of November 2, 1995:

                  Common Stock, without par value:  19,040,315

--------------------------------------------------------------------------------
================================================================================


                                     PRIMARK CORPORATION
                                      INDEX TO FORM 10-Q
                           For the Quarter Ended September 30, 1995



                                                                                            Page
                                                                                           Number
                                                                                           ------
              COVER                                                                          i

              INDEX                                                                         ii

              PART I - FINANCIAL INFORMATION

                     Item  1.  Financial Statements                                          1

                     Item  2.  Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                           8

              PART II -  OTHER INFORMATION

                     Item  6.  Exhibits and Reports on Form 8-K                             12


              SIGNATURE                                                                     12



PART I - FINANCIAL INFORMATION

                             PRIMARK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                                                              September 30,  December 31,
                                                                                  1995          1994
                                                                                (Thousands of Dollars)
                                                                              -------------  -----------
ASSETS
Current Assets
  Cash and cash equivalents, at cost (which approximates market value)           $11,809        $20,059
  Receivables:
   Billed receivables less allowance for doubtful accounts of $4,635,000 and
    $2,226,000, respectively                                                     102,194         78,940
   Unbilled and other receivables                                                 40,359         22,453
  Other current assets                                                            17,981         13,546
                                                                                --------       --------
                                                                                 172,343        134,998
                                                                                --------       --------
Deferred Charges and Other Assets
  Goodwill, less accumulated amortization of $24,149,000 and
   $18,072,000, respectively                                                     440,152        256,345
  Other intangible assets, less accumulated amortization of
   $22,677,000 and $15,981,000, respectively                                      29,482         29,280
  Capitalized software, less accumulated amortization of
   $4,363,000 and $1,810,000, respectively                                        19,379         10,472
  Net long-term investment in financing leases                                    12,643         14,960
  Other                                                                           15,318          8,384
                                                                                --------       --------
                                                                                 516,974        319,441
                                                                                --------       --------
Property, Plant and Equipment, at cost
  Computer equipment                                                              54,995         42,446
  Property leased to others                                                       16,020         16,020
  Other                                                                           35,995         24,638
                                                                                --------       --------
                                                                                 107,010         83,104
  Less-Accumulated depreciation                                                   38,014         29,627
                                                                                --------       --------
                                                                                  68,996         53,477
                                                                                --------       --------
                                                                                $758,313       $507,916
                                                                                ========       ========

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                                                               $16,873        $13,375
  Accrued employee payroll and benefits                                           26,093         18,618
  Federal income, property and other taxes payable                                13,036         12,383
  Deferred income                                                                 43,279         20,983
  Notes  Payable                                                                  55,178              -
  Current portion of long-term debt, including capital lease obligations           5,636          4,907
  Other                                                                           37,943         26,842
                                                                                --------       --------
                                                                                 198,038         97,108
                                                                                --------       --------
Long-Term Debt and Other Liabilities
  Long-term debt, including capital lease obligations                            267,364        145,926
  Accumulated deferred income taxes                                               15,479         13,220
  Other                                                                           16,828         10,007
                                                                                --------       --------
                                                                                 299,671        169,153
                                                                                --------       --------
    Total liabilities                                                            497,709        266,261
                                                                                --------       --------

Contingencies (Note 4)

Redeemable Preferred Stock                                                        16,874         16,874
                                                                                --------       --------

Common Shareholders' Equity
  Common stock and additional paid-in-capital                                    115,575        114,094
  Retained earnings                                                              137,085        124,964
                                                                                --------       --------
                                                                                 252,660        239,058
  Less - Treasury stock, at average cost                                           8,340         13,145
  Less - Unearned compensation                                                       950          1,674
  Less - Cumulative foreign currency translation adjustment                         (360)          (542)
                                                                                --------       --------
    Total common shareholders' equity                                            243,730        224,781
                                                                                --------       --------
                                                                                $758,313       $507,916
                                                                                ========       ========


        The accompanying notes to the consolidated financial statements are an integral part of these statements.


                             PRIMARK CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME

                                                            Three Months Ended    Nine Months Ended
                                                              September 30,         September 30,
                                                           --------------------   ------------------
                                                             1995        1994       1995      1994
                                                           ---------  ---------   --------  --------
                                                             (Thousands Except Per Share Amounts)
Operating Revenues                                         $168,710   $120,997   $447,612   $352,400
                                                           --------   --------   --------   --------

Operating Expenses
   Cost of services                                         109,522     78,854    296,763    230,739
   Selling, general and administrative                       31,797     24,977     83,544     72,660
   Depreciation                                               4,377      2,997     10,514      8,491
   Amortization of goodwill and other intangible assets       6,765      3,797     15,612     11,384
                                                           --------   --------    --------  --------
     Total operating expenses                               152,461    110,625    406,433    323,274
                                                           --------   --------    --------  --------

     Operating income                                        16,249     10,372     41,179     29,126
                                                           --------   --------    --------  --------

Other Income and (Deductions)
   Investment income                                            111        193        757        439
   Interest expense                                          (6,867)    (3,336)   (13,822)   (10,610)
   Foreign currency transaction loss - net                      (77)      (946)    (2,184)    (1,239)
   Other                                                       (551)      (153)      (863)       263
                                                           --------   --------    --------  --------
     Total other income and (deductions)                     (7,384)    (4,242)   (16,112)   (11,147)
                                                           --------   --------    --------  --------

Income Before Income Taxes and Extraordinary Item             8,865      6,130     25,067     17,979

Income Tax Expense                                            4,164      2,846     11,336      7,994
                                                           --------   --------    --------  --------

Income Before Extraordinary Item                              4,701      3,284     13,731      9,985

Extraordinary Item - Loss on Early Extinguishment of Debt,
   net of income tax benefit of $288,000 (Note 3c)                -          -       (534)         -
                                                           --------   --------    --------  --------

Net Income                                                    4,701      3,284     13,197      9,985

Dividends on Preferred Stock                                   (359)      (359)    (1,076)    (1,076)
                                                           --------   --------    --------  --------

Net Income Applicable to Common Stock                        $4,342     $2,925    $12,121     $8,909
                                                           ========   ========    ========  ========

Earnings Per Common and Common Equivalent Share
   Income before extraordinary item                           $0.21      $0.15      $0.63      $0.45
   Extraordinary item (Note 3c)                                   -          -      (0.03)         -
                                                           --------   --------    --------  --------
     Earnings per share                                       $0.21      $0.15      $0.60      $0.45
                                                           --------   --------    --------  --------

Weighted Average Common and
       Common Equivalent Shares Outstanding                  20,634     19,877     20,097     19,905
                                                           ========   ========    ========  ========



                             PRIMARK CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                            Three Months Ended    Nine Months Ended
                                                              September 30,         September 30,
                                                           --------------------   ------------------
                                                             1995        1994       1995      1994
                                                           ---------  ---------   --------  --------
                                                                      (Thousands of Dollars)
Balance- Beginning of period                                $132,743  $118,632    $124,964  $112,648
Add   - Net Income                                             4,701     3,284      13,197     9,985
Deduct- Dividends on Preferred Stock                            (359)     (359)     (1,076)   (1,076)
                                                           ---------  ---------   --------  --------
Balance- End of period                                      $137,085  $121,557    $137,085  $121,557
                                                           =========  =========   ========  ========


        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               PRIMARK CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                    ---------------------
                                                                                       1995       1994
                                                                                    ---------   ---------
                                                                                    (Thousands of Dollars)
Cash Flows from Operating Activities
  Net income                                                                        $13,197    $  9,985
  Adjustments to reconcile net income to net cash flows from operating activities:
    Extraordinary loss on early extinguishment of debt                                  534           -
    Debt issue costs                                                                 (4,737)          -
    Foreign currency transaction loss - net                                           2,184       1,239
    Depreciation and amortization                                                    26,126      19,875
    Other                                                                            (3,992)     (2,526)
    Changes in assets and liabilities which provided (used) cash,
      exclusive of changes shown separately                                          (5,366)     14,820
                                                                                   --------    --------
        Net cash provided from operating activities                                  27,946      43,393
                                                                                   --------    --------
Cash Flows from Financing Activities
  Issuance of short-term notes payable                                              210,148     157,100
  Repayment of short-term notes payable                                            (154,970)   (174,100)
  Issuance of long-term debt                                                        125,000           -
  Repayment of long-term debt                                                        (2,821)     (3,075)
  Common stock issuance and other                                                     4,039         231
                                                                                   --------    --------
        Net cash provided from (used for) financing activities                      181,396     (19,844)
                                                                                   --------    --------
Cash Flows from Investing Activities
  Capital expenditures                                                              (14,889)    (11,430)
  Capitalized software                                                               (3,326)     (4,505)
  Purchase of subsidiaries - net of acquired cash                                  (199,395)     (6,106)
  Proceeds from sale of a subsidiary                                                      -       6,500
  Principal payments received under financing leases                                  2,330       2,329
  Cash contributed to discontinued operations - net                                       -        (847)
  Other - net                                                                        (2,330)      1,505
                                                                                   --------    --------
        Net cash used for investing activities                                     (217,610)    (12,554)
                                                                                   --------    --------

Effect of Exchange Rate Changes on Cash                                                  18         423
                                                                                   --------    --------

Net Decrease in Cash and Cash Equivalents                                            (8,250)     11,418
Cash and Cash Equivalents, January 1                                                 20,059      18,415
                                                                                   --------    --------
Cash and Cash Equivalents, September 30                                             $11,809     $29,833
                                                                                   ========    ========
Changes in Assets and Liabilities which  Provided (Used)
  Cash, Exclusive of Changes Shown Separately
    Billed, unbilled and other receivables-net                                     ($14,535)     $1,098
    Accounts payable                                                                 (7,467)     (5,677)
    Federal income, property and other taxes payable-net                              1,909       1,103
    Other current assets and liabilities                                             12,598      14,133
    Other noncurrent assets and liabilities                                           2,129       4,163
                                                                                   --------    --------
                                                                                    ($5,366)    $14,820
                                                                                   ========    ========


        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  OFFERING OF COMMON STOCK

         On November 1, 1995, Primark Corporation (the Company ) filed a registration statement with the Securities and Exchange Commission related to a proposed public offering of 3,788,000 shares of Common Stock, which is expected to commence in late November. The net proceeds to the Company of the offering will be used to repay outstanding borrowings under the Company's revolving credit facility and the TASC term loan (See Note 3). Both borrowings were incurred to finance the Disclosure acquisition (See Note 2).

         Of the total shares to be offered, 3,500,000 are to be offered by the Company and 288,000 are to be offered by selling officer shareholders. More than three fourths of the shares offered by the selling shareholders result from the anticipated exercise of stock options granted prior to June 30, 1987, which would otherwise expire prior to June 30, 1997. The Company has granted its underwriters an option to sell an additional 568,200 shares for the purpose of covering over-allotments.

2.  ACQUISITION OF DISCLOSURE INCORPORATED AND AFFILIATES

    a.   CONSUMMATION OF ACQUISITION

         On June 29, 1995, the Company acquired from VNU International B.V.
         (VNU) and certain of its affiliates, the entire equity interest of Disclosure Incorporated and certain of its affiliates, including I/B/E/S Inc. (Disclosure) pursuant to a May 26, 1995 Stock Purchase Agreement. The acquisition also included a 50% ownership of Worldscope, a joint venture with Wright Investors' Service. The total purchase price of $200,000,000 in cash was determined based upon arms length negotiations between the Company and VNU. The Company incurred debt fees and acquisition fees of approximately $6,076,000 associated with the acquisition.

         Founded in 1968, Disclosure is a provider of as reported and abstracted financial information, primarily derived from Securities and Exchange Commission filings and supplemented with information from companies, stock exchanges and other sources, both in the United States and worldwide. Disclosure's customers include major investment banks, accounting firms, money managers, law firms, corporations and a wide array of reference market on-line end-users. I/B/E/S is a source of earnings estimates for investors, financial institutions and portfolio managers on a global basis. Worldscope supplies company fundamental data on 11,900 companies in 45 countries, both directly and through distributors.

    b.   ACQUISITION FINANCING

         The Company obtained $215,000,000 of external financing, of which $185,000,000 was used to finance the cash consideration paid in the acquisition. Bank financing was obtained through a $125,000,000 term loan and a $45,000,000 draw on a $75,000,000 revolving line of credit, pursuant to a Term Loan Agreement and a Revolving Credit Agreement entered into June 29, 1995 (Note 3). The remaining $15,000,000 of bank financing was obtained pursuant to a Loan Agreement dated June 29, 1995 between the Company's wholly-owned subsidiary TASC, Inc. ( TASC ) and Mellon Bank, N.A. (Note 3).

                      PRIMARK CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

c.   ACCOUNTING RECOGNITION

         The acquisition of Disclosure was accounted for as a purchase and, accordingly, the $200,000,000 purchase price was allocated to Disclosure's tangible net assets acquired, based upon preliminary estimates of their fair values as of the acquisition date. Preliminary allocations were also made to certain intangible net assets acquired, consisting principally of non-compete covenants and an acquired database totaling approximately $5,017,000 and a $3,738,000 liability for an unfavorable lease commitment. These intangibles and related deferred taxes are being amortized on a straight-line basis over 2 to
         8.5 years. The excess of the purchase price over the estimated fair value of total net assets acquired of approximately $188,105,000 was allocated to goodwill and will be amortized over lives ranging between 25 and 40 years. Future adjustments to the total purchase price allocation, if any, are not expected to materially affect the Company's financial statements.

         Disclosure's operating results for the period beginning from the June 29, 1995 acquisition date through September 30, 1995 have been reflected in the Company's consolidated operating results for the third quarter of 1995.

d.  SUPPLEMENTAL CASH FLOW INFORMATION

         A summary of the cash components of the Disclosure acquisition is as follows (in thousands of dollars):
                 Fair value of assets acquired                                      $247,475
                 Liabilities assumed                                                  47,475
                                                                                    --------
                 Total purchase price                                                200,000
                 Acquisition fees paid to date (excluding accrued amounts)             5,737
                                                                                    --------
                 Total cash paid                                                     205,737
                 Acquired cash                                                         1,605
                                                                                    --------
                 Total cash paid- net of acquired cash                              $204,132
                                                                                    ========

3.  SHORT AND LONG-TERM DEBT

    a.   TASC LOAN AGREEMENT

         On June 29, 1995, TASC, a wholly-owned subsidiary of the Company entered into a $15,000,000 unsecured Loan Agreement (the Loan ) due June 28, 1996. Interest on outstanding borrowings under the Loan is payable at a rate of 1.75% above the current prevailing LIBOR rate of interest or, at the Company's option, at 0.50% above the higher of the current prevailing Federal Funds rate plus 0.50% or the prime rate of interest. The Loan contains various restrictive covenants which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and specific performance requirements.

    b.   PRIMARK TERM LOAN

         On June 29, 1995, the Company entered into a $125,000,000 Term Loan Agreement (the Term Loan) due June 30, 2002. Principal payments are due semi-annually commencing on December 31, 1997. Interest on outstanding borrowings under the Term Loan is payable at a rate of 2.0% above the current prevailing LIBOR rate of interest or, at the Company's option, at 0.75% above the higher of the current prevailing Federal Funds

                      PRIMARK CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         rate plus 0.50% or the prime rate of interest. Beginning in 1997, the Company is eligible for performance pricing adjustments, based upon meeting certain financial tests, which would reduce the applicable interest rates. The Term Loan contains various restrictive covenants which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and specific consolidated liquidity and long-term solvency ratios. The Term Loan is secured by a pledge of the outstanding common stock of certain of the Company's subsidiaries.

    c.   PRIMARK REVOLVING CREDIT AGREEMENT

         On June 29, 1995, the Company entered into a new $75,000,000 revolving credit facility (the Credit Facility ) to replace its $75,000,000
         credit agreement due to expire in 1996.   The new Credit Facility
         expires on October 15, 2000. Interest on outstanding borrowings under the Credit Facility is payable at a rate of 1.75% above the current prevailing LIBOR rate of interest or, at the Company's option, at 0.50% above the higher of the current prevailing Federal Funds rate plus 0.50% or the prime rate of interest. Commitment fees are payable quarterly at a rate of 0.375% per annum on the average daily unused portion of the facility. Beginning in 1997, the Company is eligible for performance pricing adjustments, based upon meeting certain financial tests, which would reduce the applicable interest rates. The Credit Facility contains various restrictive covenants which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and specific consolidated liquidity and long-term solvency ratios. The Credit Facility is secured by a pledge of the outstanding common stock of certain of the Company's subsidiaries.

         Pursuant to the terms of the June 29, 1995 Credit Facility, the Company's prior Credit Agreement, which was due to expire on October 18, 1996, was terminated. The early extinguishment of such indebtedness generated an extraordinary after-tax loss of $534,000 for the quarter ended June 30, 1995. This loss reflects the write-off of unamortized debt issue costs associated with the Company's retired credit agreement.

    d.   INTEREST RATE SWAP AGREEMENT

         On August 1, 1995 the Company entered into an interest rate swap agreement with a major bank, having a notional principal amount of $18,300,000. The swap agreement effectively changed the interest rate of a portion of Primark's long term debt from a floating rate to a 6.1% fixed rate. This swap agreement expires in December of 1999. Though the Company is exposed to credit and market risk in the event of future non-performance by the bank, management does not anticipate that such event will occur.

4.  CONTINGENCIES

         On August 16, 1994, a jury in a civil case in the Federal District Court in Boston, Massachusetts returned an unfavorable verdict against the Company's wholly-owned subsidiary, TASC, for approximately $3.1 million plus accrued interest. The lawsuit was brought by a former TASC employee and involved a claim for compensation for intellectual property transferred to TASC and claims relating to such employee's termination of employment. The events underlying this lawsuit occurred prior to the Company's acquisition of TASC in August of 1991. In July 1995, TASC paid $3.3 million in full settlement of this lawsuit. The Company had previously reserved for the settlement.

         On June 24, 1994, a jury in a civil case in the Massachusetts Superior Court (the Court ) returned an unfavorable verdict against the two founders of TASC, and against TASC itself. The suit was brought by a former employee regarding a TASC stock transaction which took place in 1976, prior to the Company's acquisition of TASC in 1991. On June
         28, 1994, the Court ordered that judgment be entered on the verdict requiring the two founders (but not TASC itself) to disgorge $19,800,000. Such amount accrues post judgement interest at a statutroy rate. As an alternative course of action, the plaintiff may pursue the two founders and TASC, jointly and severally for $48,600. Based on the adjudication, the Company has denied requests of the two founders for indemnification. Certain post-verdict motions (including a motion for judgment notwithstanding the verdict, and in the alternative, a motion for a new trial) are pending. While the outcome of these motions cannot be predicted with certainty, the Company believes it will not be required to pay any portion of this judgment.

         On April 8, 1994, the Department of Defense Office of the Assistant Inspector General for Auditing (the IG) issued a final report relative to its audit of contracting practices of the Ballistic Missile Defense Organization (the BMDO), which included a comprehensive review of one of TASC's contracts with the BMDO. The report included a recommendation for monetary recovery from TASC. The Company has presented its interpretation of cost allocation and contract administration rules and regulations related to these issues to the IG. The Company believes it has adequate reserves for the resolution of this matter.

         The Company has received notifications from the Michigan Department of Natural Resources of environmental contamination in the vicinity of natural gas storage fields in Michigan which the Company leases to an interstate pipeline company. The Company conducts no operations of its own on these properties. While the ultimate resolution of these matters cannot be predicted at this time, the Company believes that its existing reserves of approximately $250,000 are adequate for the resolution of such matters.

         The Company and its subsidiaries are involved in certain other administrative proceedings and matters concerning issues arising in the ordinary course of business. Management cannot predict the final disposition of such issues, but believes that adequate provision has been made for the probable losses and the ultimate resolution of these proceedings will not have a material adverse effect on the accompanying consolidated financial statements.


5.  GENERAL

         There have been no significant changes in the Company's principal accounting policies that were set forth in the Company's 1994 Annual Report and Form 10-K. Certain reclassifications have been made to the prior year's statements to conform with the 1995 presentation.

         The unaudited information furnished herein, in the opinion of management, reflects all adjustments necessary for a fair statement of the results of operations during the interim periods.

         The revenues, expenses, net income and earnings per share for the interim periods should not be construed as representative of revenues, expenses, net income and earnings per share for all or any part of the balance of the current year or succeeding periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 1995, Primark reported net income applicable to common stock of $4.3 million ($0.21 per share) and $12.1 million ($0.60 per share). These results reflect increases of 48.4% and 36.1% over the respective 1994 periods.

Primark completed the purchase of Disclosure, IBES and a 50% ownership in Worldscope on June 29, 1995. The acquisition was accounted for as a purchase, and as such, the operating results of the acquired companies are included in Primark's consolidated results from June 29, 1995. While Disclosure and IBES positively impacted net income for the three and nine month periods, most of the increase was the result of improvements in operating income and higher revenue growth in all of Primark's information and transportation businesses.

Revenues increased 39.4% and 27.0%, for the three and nine months when compared to the respective 1994 periods. Excluding the revenues of Disclosure and IBES, Primark recorded increases of 18.0% and 19.7% for the three and nine months ended September 30, 1995 over the comparable 1994 periods. For the three months ended September 1995, Primark's operating income margin was 9.6% compared to 8.6% for the same 1994 period. The improvement reflects the addition of the recently acquired higher margin businesses into the mix. Net income for the 1995 third quarter was favorably impacted by a $0.9 million reduction in currency losses over the 1994 third quarter. The nine month comparisons were also favorably impacted by the sale of Wellmark in May of 1994 and the elimination of associated losses. The operating improvements in the third quarter were offset by increased amortization and interest expense related to the acquisition. Amortization expense increased $3.0 million and $4.2 million for the three and nine month periods, respectively, compared to the 1994 periods. Interest costs also increased $3.5 million and $3.2 million for the quarter and year to date periods, respectively, when compared to last year.

The year to date period reflects a net extraordinary loss of $534 thousand ($0.03 per share) related to the write off of deferred bank costs associated with Primark's revolving credit facility, which was refinanced as part of the debt incurred to finance the acquisition. Net income before the extraordinary loss was reported at $13.7 million or $0.63 per share for the 1995 nine month period.


OPERATING RESULTS BY SEGMENT (IN MILLIONS)
------------------------------------------

                                                                    Three Months Ended
                                                                       September 30,
                                                                    1995            1994          Change
                                                               --------------------------------------------
                 OPERATING REVENUES
                                  Information Services         $     146.7   $      106.6    $       40.1

                                  Transportation Services      $      20.3   $       12.5    $        7.8

                                  Financial Services           $       1.7   $        1.9    $       (0.2)


                 OPERATING INCOME
                                  Information Services         $      15.1   $        9.7    $        5.4

                                  Transportation Services      $       1.6   $        1.0    $        0.6

                                  Financial Services           $       1.0   $        1.1    $       (0.1)

                                                                    Nine Months Ended
                                                                       September 30,
                                                                    1995            1994          Change
                                                               --------------------------------------------
                 Operating Revenues
                                  Information Services         $     382.8   $      310.3    $        72.5

                                  Transportation Services      $      59.6   $       36.2    $        23.4

                                  Financial Services           $       5.2   $        5.9    $        (0.7)


                 Operating Income
                                  Information Services         $      37.1   $       26.5    $        10.6

                                  Transportation Services      $       5.4   $        2.6    $         2.8

                                  Financial Services           $       3.0   $        3.4    $        (0.4)

The acquisition of Disclosure and IBES significantly increased the size and contribution of Primark's information services segment, which reported increased revenues and operating income of $40.1 million and $5.4 million, respectively, for the three months ended September 30, 1995. The acquisition accounted for $25.9 million of the increase in information service revenues for the current quarter. The year to date revenues and operating income of the information services segment reflect the results of IBES and Disclosure from June 29, 1995 and continued strong sales from Primark's other businesses. With the acquisition, Primark has now focused its information service segment in two distinct but related markets within the information services industry; financial information and applied information technology. The Company's financial information businesses include Datastream, Disclosure, IBES and Vestek and accounted for $59.3 million of the three month revenues. Worldscope is accounted for by the equity method and therefore is not included in the Company's revenues.

Within the financial information market, all of Primark's businesses showed significant revenue growth over the respective 1994 periods. As a result of the acquisitions of Vestek in June 1994 and Disclosure and IBES in June of 1995, only Datastream is comparably represented in both the three and nine month periods. Datastream's three and nine month revenues increased 13.2% and 19.4% over the comparable 1994 periods. Because of the relatively weak dollar against foreign source billings, revenues for the three and nine month periods reflect a $1.8 million and $6.8 million favorable impact of currencies. Excluding the effect of currency, Datastream increased year to date revenues 10.8% over nine months ended September 30, 1994. Datastream's research product represents 80% of sales and has increased its revenues 15.5% over the comparable 1994 year to date period. Datastream's new fund management product has continued it trend of slow sales due to delays in new customer system introductions. Excluding currencies, all geographic regions serviced by Datastream reflect year to date growth over 1994, with the United Kingdom up 3.2%, Continental Europe up
15.9%, the Pacific basin up 17.3% and North America up 34.0%.

Primark's applied information technology business is represented by TASC and its subsidiary, WSI. For the three and nine months ended September 30, 1995, TASC's total revenues grew 12.8% and 12.1% respectively, when compared to the same periods of 1994. This growth was accomplished despite the loss of $4.0 million and $12.3 million in BMDO revenues during both respective 1995 periods. TASC's other government business, except for BMDO, grew 18.4% for the quarter and 18.0% year to date. As of September 30, 1995, TASC's backlog increased 53% to $485 million over the June 30, 1995 backlog of $316 million. Consistent with the results of the first two quarters of 1995, TASC's commercial revenues continued to grow over 20% when compared to last year.

The Company's transportation segment also experienced significant growth in revenue of $7.8 million (61.7%) and $23.4 million (64.7%) during the 1995 three and nine month periods, respectively, when compared to the same periods of last year. Most of this growth is a direct result of expanding TIMCO's hangar capacity in the fourth quarter of 1994. Because of the strong demand for TIMCO's maintenance capabilities, Primark has initiated additional hangar expansion set to be completed and available for operation at the end of the fourth quarter of 1995.

The Company's financial service billings are based on plant net of depreciation, creating decreasing revenues and operating income over time.

CAPITAL RESOURCES AND LIQUIDITY

During the nine months ended September 30, 1995, cash and cash equivalents decreased $8.3 million. The most significant cause for the decline in cash equivalents was the June 29, 1995 purchase of Disclosure and IBES. The cost of this purchase consisted of a cash payment of $200.0 million for the stock of Disclosure as well as $6.1 million of acquisition costs and related fees. To fund the acquisition, Primark borrowed $185.0 million of senior bank debt and utilized $20.3 million of cash on hand at the closing date.

Cash flows from operating activities provided $27.9 million of cash during the nine months ended September 30, 1995. The 1995 operating cash flows represent a decrease of $15.4 million over 1994 nine months period. Significant income growth from operations was offset by working capital uses and interest costs. Working capital uses of $5.4 million reflect increased accounts receivables, resulting from increased revenues. Exclusive of the Disclosure acquisition, billed and unbilled receivables increased $14.5 million. The increase in receivables was partially offset by currently accrued liabilities.

Financing activities provided most of the cash necessary to fund the acquisition of Disclosure and IBES. In connection with the funding of the acquisition, Primark and one of its subsidiaries entered into three separate credit agreements providing a total of $215.0 million of available credit capacity, of which $185.0 million was used to complete the transaction. The first facility represents a $125.0 million seven year amortizing senior term loan, maturing in June, 2002. Principal installment payments are due semi-annually commencing in December, 1997. The applicable interest rate is variable and calculated as either 200 basis points over LIBOR or 75 basis points over a base prime rate at Primark's option. Secondly, Primark restructured its $75.0 million revolving credit agreement extending its availability through October, 2000. The interest rate on the revolving credit facility remains at the prior level of 175 basis points over LIBOR or 50 basis points over prime. Primark drew $45.0 million of the available revolving credit to fund the acquisition. Finally, Primark's subsidiary, TASC entered into a $15.0 million one year term loan maturing in June of 1996, with an interest rate of 175 basis points over LIBOR or 50 basis points over prime. Both the Primark term loan and the revolving credit facility have performance pricing options. None of the facilities have penalties for prepayment. Primark has paid down $5.0 million of the revolving credit facility, leaving a balance of $40.0 million as of September 30, 1995.

The effect of incurring the acquisition debt increased Primark's debt to capitalization ratio from 38.4% at December 31, 1994 to 55.7% as of September 30, 1995. To eliminate some of the risk associated with the variable rate debt, on August 1, 1995 Primark entered into an $18.3 million four year amortizing swap agreement which had the effect of fixing the LIBOR rate at 6.1%. This agreement expires in December of 1999. The Company will continue to monitor interest rate movements and hedge the remaining variable debt as appropriate.

Shortly after Primark announced the acquisition and associated senior debt used to fund the purchase, Standard & Poor's, as well as Moody's Investor Services, placed Primark on credit watch. Subsequently, Standard and Poor's announced that it lowered its rating of Primark's $112.0 million 8 3/4% senior unsecured public issue to double B minus. Standard & Poor's also noted that it affirmed Primark's overall corporate rating of double B and removed both ratings from credit watch. Prior to this action by Standard and Poor's, both ratings had been double B. Standard & Poor's noted that the action was necessary due to the new level of secured credit issued in conjunction with the acquisition of Disclosure and IBES. Moody's Investor Service has not yet made its determination of the effect the acquisition and the new credit facilities will have on the Company's ratings.

Investing activities used $217.6 million of cash during the nine months ended September 30, 1995, compared to uses of $12.6 million during the 1994 period. Most of the increase reflects the purchase of Disclosure and IBES for $200.0 million in cash plus acquisition costs and fees. Capital expenditures used $14.9 million through the first nine months of 1995, which represents an increase of $3.5 million over nine months ended September 1994. Most of the increase in capital expenditures for the three and nine month periods was related to the newly acquired companies and for construction of TIMCO's third hangar. The TIMCO hangar is expected to cost $4.4 million and is anticipated to be completed during the fourth quarter of 1995.

The availability under the revolving credit facility coupled with continued strong cash flows from Primark's existing and acquired operations, allows the Company to be confident that it has the liquidity necessary to take advantage of internal and external investing opportunities.

Subsequent to the end of the third quarter, on November 1, 1995 Primark announced its intention to issue 3.5 million shares of common stock in a public offering scheduled to close during the fourth quarter of 1995. The proceeds will be used to pay off the $15 million TASC term loan, the remaining balance of the revolving credit loan, both incurred to finance the acquisition of Disclosure, and for general corporate purposes. The fourth quarter cash requirements typically are Primark's highest demand throughout the year and as such, will consume a significant portion of the offering proceeds. The undrawn $75.0 million of revolving credit will continue to be available and enhance Primark's liquidity. The issuance of common stock to repay debt will significantly improve Primark's leverage ratios.

PART II - OTHER INFORMATION
---------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


       (b) Reports On Form 8-K

       The Company filed Amendment No. 1 dated September 11, 1995 and Amendment No. 2 dated October 26, 1995 under Item 7 to its Current Report on Form 8-K dated July 3, 1995 regarding the acquisition of Disclosure.





                                   SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           PRIMARK CORPORATION
       Date:  November 13, 1995
                                           By:    /s/ Stephen H. Curran
                                              -----------------------------
                                                    Stephen H. Curran
                                                Senior Vice President and
                                                 Chief Financial Officer
                                              (Principal Financial Officer)