Form 10-K405
period 1995-12-31
PRIMARK CORP
filed 1996-03-29
CIK 356064

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         COMMISSION FILE NUMBER 1-8260

                              PRIMARK CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  MICHIGAN                                       38-2383282
        (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
       1000 WINTER STREET, SUITE 4300N                              02154
                 WALTHAM, MA                                     (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (617) 466-6611

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                            NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                             ON WHICH REGISTERED
       Common stock, without par value                     New York Stock Exchange
                                                           Pacific Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No
                ---    ---

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

     The aggregate market of the registrant's common stock held by non-affiliates as of February 29, 1996 was $928,641,287, based on the closing price on that day (New York Stock Exchange -- Composite Transactions).

     Number of Shares outstanding of the registrant's common stock without par value on February 29, 1996 was 23,509,906.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Primark's 1995 Annual Report are incorporated by reference in
Part I, Item 1, and Part II, Items 5, 6, 7 and 8. Portions of Primark's 1996 Proxy Statement for its 1996 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 1995, are incorporated by reference in Part III, Items 10, 11, 12 and 13.

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
            Cover Page.................................................................    i
            Index......................................................................   ii

PART I
  Item 1.   Business...................................................................    1
  Item 2.   Properties.................................................................   11
  Item 3.   Legal Proceedings..........................................................   12
  Item 4.   Submission of Matters to a Vote of Security Holders........................   13
            Executive Officers of the Registrant.......................................   13

PART II
  Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters......   14
  Item 6.   Selected Financial Data....................................................   14
  Item 7.   Management's Discussion and Analysis of Financial Condition and Results of    14
              Operations...............................................................
  Item 8.   Financial Statements and Supplementary Data................................   14
  Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial     14
              Disclosure...............................................................

PART III
  Item 10.  Directors and Executive Officers of the Registrant.........................   14
  Item 11.  Executive Compensation.....................................................   14
  Item 12.  Security Ownership of Certain Beneficial Owners and Management.............   14
  Item 13.  Certain Relationships and Related Transactions.............................   14

PART IV
  Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K..........   15
            Signatures.................................................................   16

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Primark Corporation (the "Company" or "Primark") is a Michigan corporation organized in 1981. The Company is engaged principally in the information services industry serving two primary markets, Financial Information and Applied Information Technology. The Company's Financial Information businesses consist of the operations of Datastream International Limited and affiliates ("Datastream"), Disclosure Incorporated ("Disclosure"), I/B/E/S International, Inc. ("I/B/E/S"), Vestek Systems, Inc. ("Vestek") and Worldscope/Disclosure Partners ("Worldscope"). Primark develops and markets "value-added" database products that cover established and emerging markets worldwide, as well as proprietary analytical software for the analysis and presentation of financial and economic information. Customers include investment managers, investment bankers, accounting and legal professionals and information and reference service providers. The Applied Information Technology activities, conducted through TASC, provide a broad spectrum of technology-based information services and products primarily to U.S. government agencies principally involved in national security and intelligence related activities, and increasingly to commercial customers such as users of real-time weather information. The Company is also engaged in transportation services and financial services through its wholly owned subsidiaries, Triad International Maintenance Corporation ("TIMCO") and Primark Storage Leasing Corporation ("PSLC"). At December 31, 1995, the Company and its subsidiaries employed 5,131 persons.

     Commencing with Primark's acquisition of TASC in 1991, the Company embarked on a strategy of combining information technology expertise with proprietary data content to serve the increasing information requirements of its customers with value-added products. The Company focused its strategy on the Financial Information market through its acquisitions of Datastream in 1992 and Vestek in 1994, while divesting certain of its non-core operations. Primark significantly expanded its domestic presence in Financial Information content services through the June 1995 acquisition of Disclosure and its subsidiary I/B/E/S.

     Information regarding the revenues, operating results and identifiable assets of the Company and its subsidiaries, both by industry and geographical region, is incorporated by reference herein from Note 12 to the Consolidated Financial Statements entitled "Segment and Geographic Information" in the Company's 1995 Annual Report.

  Acquisitions

     On June 29, 1995, the Company acquired the entire equity interest of Disclosure and certain of its affiliates, including I/B/E/S and a 50% ownership of Worldscope. Disclosure is a provider of "as reported" and abstracted financial information, primarily derived from Securities and Exchange Commission filings and supplemented with information from companies, stock exchanges and other sources, both in the United States and worldwide. I/B/E/S is a source of earnings estimates for investors, financial institutions and portfolio managers on a global basis. Total revenues reported by Disclosure and I/B/E/S were approximately $85,972,000 for the year ended December 31, 1994. Information regarding the Company's acquisition of Disclosure is incorporated by reference herein from Note 2 to the Consolidated Financial Statements entitled "Acquisitions" in the 1995 Annual Report.

INFORMATION SERVICES SEGMENT

     Primark's information services industry serves two primary markets, Financial Information and Applied Information Technology. The operations of Datastream, Disclosure, I/B/E/S and Vestek provide the financial information markets with economic and financial information and analysis of the information through proprietary software. The applied information technology activities provide a myriad of technology-based information services and products, primarily to U.S. Government national security and intelligence agencies, and increasingly to commercial customers.

FINANCIAL INFORMATION MARKET

  Datastream

     Founded in 1964 and acquired by Primark in 1992, Datastream provides on-line historical economic and financial information, along with proprietary analytical software for accessing and manipulating such information. Datastream is also a leading provider of computer-based investment valuation and fund services in the United Kingdom. Datastream's customers include approximately 1,600 financial organizations in 45 countries, including investment bankers, brokers, pension and money fund managers and insurance companies that use financial and economic information for investment research and analysis. Other users include publishers of financial journals and daily newspapers, business schools and universities.

     The core of Datastream's operations is its centralized data system which maintains a series of linked databases of extensive international economic and financial data collected from wire services, official publications of national and international agencies, stock, options and futures exchanges, other information vendors, brokers, dealers, banks and issuers. Customers have on-line access to Datastream's databases through personal computers, networks or workstations. Datastream's products and services enable customers to perform extensive investment research and analysis, investment administration and portfolio valuations on securities in all major markets, and to produce graphics, statistics, time series analysis and perform other analytical functions.

     Datastream's customers typically subscribe through annual contracts. These contracts are automatically renewed, unless notice of cancellation is given three months before the annual renewal date. None of Datastream's customers contributes more than 3% of Datastream's total revenues. Accordingly, the Company does not believe that the loss of any one Datastream customer would have a material adverse effect on Datastream's business.

        Datastream's products and services fall into two principal categories -- investment research and fund management services.

     Investment research services accounted for approximately 85%, 82% and 80% of Datastream's total revenues for the fiscal years ended November 30, 1995, 1994 and 1993, respectively. These services consist of a set of software programs to manipulate, analyze and present financial and economic information obtained from Datastream's databases. The software is designed to facilitate the customers' access to data from any of Datastream's databases, and to manipulate this data in a variety of pre-programmed and pre-formatted ways such as graphs, regressions, and tables.

     Fund management services accounted for approximately 15%, 18% and 20% of Datastream's total revenues for the fiscal years ended November 30, 1995, 1994 and 1993, respectively. Fund management services provide investment accounting, portfolio valuation and performance measurement activities predominantly to fund managers, unit trusts, mutual funds and portfolio managers located primarily in the U.K. Other customers include U.K. clearing banks, insurance companies and international financial institutions.

     A critical component of Datastream's business is the data itself. Datastream's principal supply requirements are for raw financial data which are acquired from numerous data suppliers worldwide and developed internally. Once acquired, the data are edited and stored in Datastream's databases for access and manipulation through Datastream's applications and value-added software programs. Data suppliers generally retain ownership of the raw data, but allow Datastream and its customers the use of such data. Datastream places great importance on the quality of its data and has developed a program to continuously review its data sources to ensure quality, control and continuity. Wherever possible, Datastream develops multiple sources of data to provide backup and cross-checking.

     Data relating to equities include pricing information for earnings and dividends on approximately 42,000 stocks from 58 countries, including all major markets and a number of emerging markets. This data includes historical earnings and dividend data, as well as forecast data supplied by market specialists. Data relating to bonds include maturity and yield on approximately 88,000 corporate and government bonds from 42 countries, all Eurobonds and related indices. Data relating to futures and options includes current prices, previously traded prices, trading volume and intra-day high and low values from the international options and futures exchanges, including LIFFE (London), MONEP and MATIF (Paris), SOFFEX (Switzerland), EOE (Amsterdam), DTB (Germany), Chicago and Philadelphia.

     Datastream has included databases from both I/B/E/S and Worldscope as an integral part of its investment research services. Consequently, it has helped these two companies gain additional customers, as well as customers new to Datastream. Datastream has also installed the full Disclosure index on its on-line system, and offers index searches and electronic ordering of hard copy documents to Datastream users. Vestek is also developing investment management software products that will be marketed and supported by Datastream's European sales and service personnel.

  Disclosure

     Founded in 1968, Disclosure was acquired by the Company on June 29, 1995. Disclosure is a leading provider of "as reported" and abstracted financial information in the U.S. market, covering over 16,000 U.S. companies and 13,000 foreign companies, derived from a variety of government and third-party sources. Disclosure's document and database services are provided on a subscription and demand basis through electronic media such as on-line services and compact laser disks, as well as through printed products. Disclosure's customer base includes the majority of U.S. investment banks, law and accounting firms, together with other institutions and individuals performing financial research. The United States market accounted for 94% of Disclosure's 1995 revenues.

     Disclosure's offering of financial information includes a wide spectrum of Securities and Exchange Commission ("SEC") documents, such as Forms 10-K and 10-Q, proxy statements, registration statements and material event reports, as well as non-SEC documents such as U.S. and foreign annual reports. The information included in Disclosure's products is obtained through contractual relationships with the SEC and major stock exchanges, as well as through commercial acquisition of the information. Once acquired, Disclosure indexes, tags and formats the information to allow for ease in navigation, searches and analysis. This information is then delivered to clients through a variety of products including Laser D (an image-based CD-ROM product), Compact D (a searchable electronic database on CD-ROM), on-line distribution channels and printed products.

     Subscription services accounted for 51% and 50% of Disclosure's revenues for the fiscal years ended December 31, 1995 and 1994, respectively. Disclosure has experienced renewal rates for its subscription services in excess of 90%. The remainder of Disclosure's revenues are predominantly derived from sales at Disclosure's Demand Centers. No single customer accounts for more than 5% of Disclosure's revenues. Disclosure's products fall into two major categories: imaged based services and database services.

     Disclosure's image-based services provide financial documents via paper, microfiche, on-line and CD-ROM. The delivery of image-based information is handled through Disclosure's Demand Centers, as well as through the Laser D and Global Access applications. The Demand Centers are staffed by research specialists who assist customers in locating requested information and provide alert services for customers who want early identification of specified documents. In 1995, Disclosure delivered over one million documents through its Demand Centers' network. Laser D is a multi-disc CD-ROM document database that provides a desktop library of information to high volume document users who require instant access to documents filed with the SEC, banking agencies and U.S. and foreign stock exchanges. Global Access offers on-line delivery of Disclosure's unique proprietary electronic index of public company documents and access to the SEC's EDGAR filings. Global Access provides desktop searching, display and ordering from Disclosure's information repository of over 29,000 companies. Approximately 81% and 83% of Disclosure's total revenues were derived from document services for the twelve months ended December 31, 1995 and 1994, respectively.

     Disclosure's database segment provides products which can be machine read and manipulated by the end users. The products are delivered on CD-ROM disks and through a growing list of third-party on-line vendors. The Company's EdgarPlus product contains all EDGAR filings from 1993 to present and full text filings back to 1987 through Disclosure's SEC On-line product, all of which have been enhanced with value-added navigational and formatting tags. The SEC On-line product had been creating EDGAR type databases prior to the EDGAR project's implementation by the SEC. The Disclosure/SEC Database is an abstracted database containing a collection of company profiles and financial statements on over 11,000 U.S. public companies, indexed and organized for searching and screening. The Company also delivers other products such as the New Issues Database, which is a collection of abstracted information on security registrations and initial public offerings and Compact D/Canada, which provides information on 10,000 Canadian companies. Approximately 19% and 17% of Disclosure's total revenues were derived from database services for the years ended December 31, 1995 and 1994, respectively.

  I/B/E/S

     I/B/E/S is a leading source of global earnings estimates for investors, financial institutions and portfolio managers worldwide. I/B/E/S collects and processes earnings per share estimates provided by over 6,700 individual securities analysts representing approximately 770 firms on over 16,000 companies globally. The estimates and related data are delivered through third-party distributors, I/B/E/S Express (a proprietary software delivery system) and in printed publications. Approximately 78% of I/B/E/S's 1995 revenues were derived through annual subscription contracts and 22% through soft dollar arrangements. Many I/B/E/S products permit the customer to perform analytical functions and are enhanced by reports and graphics.

     I/B/E/S, founded in 1971, serves over 1,000 customers worldwide. I/B/E/S customers are represented by financial institutions and portfolio managers globally, with particular interest by the quantitative analysts who access and download information directly into analytic models. I/B/E/S products are also sold to end users, such as management consultants and traditional investment analysts who utilize I/B/E/S for general research. No I/B/E/S customer contributes more than 2% of I/B/E/S's total revenues.

  Vestek

     Acquired by Primark in June of 1994, Vestek develops, markets and supports investment information services and application software used to manage, analyze, and optimize institutional portfolios of equity, fixed income, and other financial instruments. Vestek also provides consulting services for investment managers and plan sponsors. Vestek currently serves over 200 clients in five countries. Vestek clients include major banks, plan sponsors, consultants, insurers, and investment managers. The majority of Vestek's revenues are derived from on-line services. None of Vestek's customers contribute more than 6% of Vestek's total revenues.

  Worldscope

     Worldscope contains a collection of descriptive profiles and detailed financial statements on over 11,900 companies in 45 countries. The Worldscope database is standardized, indexed and organized for cross-border screening and searching. In addition to its global database, Worldscope offers an emerging market database. Worldscope products are delivered via third-party distributors, CD-ROM and on-line platforms. Worldscope is a partnership owned 50% by the Company and 50% by Wright Investors' Service.

  Trademarks

     Primark's Financial Information companies hold numerous trademarks worldwide that are subject to continuous renewal ranging up to 20 years. These trademarks are significant to the Company's business, and are registered in all of the Company's major markets to ensure recognition among its many global trading customers.

  Marketing

     The products and services of Primark's Financial Information companies are marketed worldwide. Datastream is located in London, England and has sales and support offices located in Germany, France, Italy, Switzerland, the Netherlands, Belgium, Luxembourg, Sweden, Japan, Hong Kong, Singapore, Australia, Korea, Thailand, Canada and the United States.

     Disclosure, headquartered in Bethesda, Maryland, markets and distributes its products, predominantly in the United States. In addition to employing a domestic and international sales force, Disclosure extends its sales and marketing reach with Demand Centers strategically located in the major financial centers including ten offices in major U.S. cities and several international locations including London, Frankfurt, Madrid, Paris, Milan, Hong Kong, Mexico City and Tokyo.

     I/B/E/S, headquartered in New York City with offices in London and Tokyo, delivers its products directly to customers via state-of-the-art electronic delivery media. I/B/E/S Express, the fastest growing delivery mechanism, is a PC-based proprietary software, database management and communications package. I/B/E/S also offers its products through a network of more than 30 electronic third-party distributors, including FactSet, OneSource, Datastream, FAME, Bloomberg, Reuters, Telerate and CompuServe. These third-party distributors offer I/B/E/S a mechanism to reach new markets and link I/B/E/S data to other databases and applications software.

     In addition, Datastream is marketing and selling I/B/E/S products in Asia and Disclosure products in both Asia and Europe.

     No single customer of the Financial Information businesses accounts for more than 5% of the Company's consolidated revenues.

  Competition

     The global information industry is highly competitive. The advancement of electronic delivery via on-line vendors and the Internet has further impacted the competitive environment in the financial information market. There are many large and successful companies in the financial information services industry that supply financial data competitive to products and services provided by Primark's Financial Information businesses.

     Principal competitive factors include the quality, reliability and comprehensiveness of the analytical services and data provided, flexibility in tailoring services to client needs, experience, innovation, the capability of technical and client service personnel, data processing and decision support software, reputation, price and geographic coverage. Primark distinguishes its products through its broad international coverage, wide range of databases, high accuracy of the data, proprietary software applications, reputation, experience and quality of customer support provided.

     I/B/E/S competes on quality, depth and breadth of data, price, accuracy and timeliness of delivery. I/B/E/S's major direct competitor is the First Call unit of the Thomson Corporation. While First Call provides certain services not currently offered by I/B/E/S, I/B/E/S believes its products are more globally comprehensive and provide a unique historical database for analysis and backtesting.

     Overall, Primark's ability to remain competitive in the financial information markets will depend largely upon its ability to maintain and develop new products and access new markets in a cost efficient manner, including integration of all its financial information products and services. There can be no assurance that Primark will continue to maintain its market share in the future.

  Foreign Operating Risks

     Substantially all of Datastream's revenues are derived from various foreign markets. Approximately 47% of Datastream's 1995 revenues were derived from the U.K. Consequently, the Company is exposed to certain risks associated with an international business, particularly with respect to foreign currency exchange rate movements. Datastream's business is also subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases and difficulties or delays in collecting accounts receivable. Weak foreign economies and/or a weakening of foreign currencies in certain countries against the U.S. dollar would adversely affect Datastream's overall future operating results and cash flows. However, operating income, under this condition, has been and will continue to be somewhat insulated due to high levels of British pound-based operating expenses which also fluctuate against the U.S. dollar. The Company has been and will continue hedging the currency risk associated with Datastream's foreign operations as may be needed in the future.

APPLIED INFORMATION TECHNOLOGY

  TASC

     TASC was founded in 1966 to provide solutions to complex analytical and technological problems. Concentrating on the application of leading-edge information technology, TASC now provides a broad spectrum of products, services and systems primarily to U.S. government organizations responsible for intelligence and national defense activities. Growing demand for information technology support has increased TASC's government and commercial customer base, both in the United States and internationally.

     Primark acquired TASC in August 1991 as the information technology cornerstone of its planned information services business. Primark recognized that not only would the U.S. government have greater needs for information technology, but also that TASC was capable of expanding its customer base to many other organizations. Technology developed by TASC under U.S. government contracts could be readily applied to create new products and services and used to assist commercial organizations in improving internal performance as well as service their own customers. For example, using internally developed imaging, database, communications and workstation technology, TASC has leveraged its weather information subsidiary, WSI, into a leading market position.

     As Primark has acquired data content companies such as Datastream, Disclosure, I/B/E/S and Vestek, it has used TASC to assist these acquisitions in a variety of ways. TASC has participated in the development of technology platforms used to deliver data and software to Financial Information customers and, in one case, undertook turn-key development of a new product platform, Easystream. TASC has also played a vital role in the planning and development of the internal computer systems architecture and worldwide communications networks used by the Financial Information businesses.

     Finally, TASC has assisted the customers of the Financial Information companies with their own internal information technology requirements, often involving the integration of data from Primark with internal databases and other third-party data. To accomplish these various objectives, personnel from TASC consult on a reimbursable basis for periods of up to one year or TASC enters into internal contracts with other companies within Primark.

     TASC maintains its leadership in information technology in two principal ways. First, TASC's core business involves the design and development of advanced systems that encompass various information technologies, including database development and access, software engineering, information system architecture design, simulation and modeling, signal processing and visual computing. While this work keeps TASC at the leading edge, TASC also receives research contracts sponsored by U.S. government agencies to develop these technologies further. In addition, TASC conducts its own internal research and development programs. Total TASC research spending has historically exceeded $30 million annually. TASC has built the information technology research area as an independent revenue source and uses the results of such research to continue to support other business areas of TASC and the Company.

     Second, TASC recruits top talent with advanced degrees from leading universities, research laboratories and businesses, retaining these individuals by providing challenging work in a stimulating atmosphere. Of TASC's 2,459 employees as of December 31, 1995, approximately 85% were professional or technical personnel, the majority of which hold advanced degrees in engineering, computer science, mathematics, earth and environmental sciences, business or economics. TASC maintains 27 offices in the United States and abroad to provide its customers with ready access to its personnel. The recognized quality and professionalism of TASC's staff in providing unique information technology solutions to both governmental and commercial customers have contributed to TASC's record of 29 years of uninterrupted growth in revenues.

     For the years ended December 31, 1995, 1994 and 1993, respectively, approximately 49%, 57% and 60% of Primark's consolidated revenues were derived from contracts that TASC holds with U.S. government agencies and from subcontracts with U.S. government prime contractors.

  Government Business

     TASC's strategy with its U.S. government customers is to provide high value through the design, development and implementation of major systems that will enable these customers to perform their missions in a superior manner and at lower cost. Through the experience and qualifications of its personnel and its history of performing top quality work, TASC is able to command higher prices and margins than many competitors. However, TASC believes its solutions provide the lowest overall cost to customers since systems provided through TASC are typically completed within schedule and budget, and most importantly, combine state-of-the-art capabilities with reliable performance.

     In many cases, TASC assists its Federal government customers with the determination of future requirements, assessments of technical feasibility, cost estimates and systems design. Work of this nature is often termed systems engineering, and involves mathematical modeling of complex systems development, risk assessment, cost-performance tradeoffs, engineering, management information systems development and decision support services.

     Once a system has been designed and approved for procurement, TASC frequently supports its customers in the development, testing and deployment of such systems. Work of this nature is called program management support. TASC will participate in structuring requests for proposals and in evaluating responses. Once contractors have been selected, TASC supports its government customers in overseeing the performance of these contractors. In addition to continuing much of the systems engineering work described in the preceding paragraph, TASC will perform configuration control, testing and independent validation and verification, along with maintaining the management systems used to monitor cost, schedule and performance. TASC has developed its own tools, models, software and methods to perform both systems engineering and program management support.

     In performing systems engineering and program management support work, in many ways TASC acts as an "extension" of the government organization management team, supporting them in their responsibilities to manage multiple contractors to create complex operational systems. TASC has tended to align itself with a wide variety of long-term classified government programs of significant national importance. TASC helps government managers in their oversight of these programs and maintains technological superiority by moving systems from one generation to the next.

     Systems engineering and program management support comprise the majority of TASC's work for the Federal government, but TASC also builds and implements turn-key systems itself. This work, called specialized information system integration, is usually done by integrating commercial hardware and software programs with TASC-developed custom software.

     Due to its technology and management expertise, TASC is also called upon to provide analytic studies and evaluations of various technical, organizational and policy issues for U.S. government customers in areas of defense, intelligence, arms control, economic assessment, procurement and manufacturing. For use in manufacturing applications, TASC has developed unique analytical tools and databases to measure the cost and effectiveness of government incentive strategies and defense system warranties. For example, TASC authored the recent "Perry" study (named after Secretary of Defense Perry) on the cost of U.S. government regulations in the procurement process.

     TASC has successfully grown its U.S. government business revenues in the face of national security spending cutbacks through the company's emphasis on leading edge technology and its application to critical missions. As the U.S. government has shifted to using information technology to maintain an adequate defense posture with fewer resources, TASC has increased its emphasis on surveillance, command/ control/communications, simulation, "smart weapons" and the integration of tactical and strategic intelligence.

     The following are certain important characteristics of TASC's business with the Federal government.

     Concentration. Approximately 87%, 88% and 89% of TASC's revenues for the years ended December 31, 1995, 1994 and 1993, respectively, were derived from contracts held by TASC with U.S. government agencies and from subcontractors with U.S. government prime contractors. TASC's revenues from its three largest contracts with the U.S. government comprised approximately 23%, 26%, and 32% of TASC's total revenue for the years ended December 31, 1995, 1994 and 1993, respectively. No other single customer accounted for 10% or more of TASC's or Primark's consolidated revenues for these years.

     Government Security Clearances. TASC is involved in a number of classified programs and its ability to maintain its current base of business and to grow in the future is based in part upon its ability to provide employees and facilities which meet rigorous U.S. government security requirements. There can be no assurance that the Company will be able to meet these requirements in the future.

     Pricing. TASC's U.S. government business is performed under cost reimbursement, fixed price and fixed-rate time and materials ("T&M") contracts. Cost reimbursement contracts awarded to TASC include cost plus fixed fee and cost plus award fee contracts. Fees may either be fixed by the contract (cost plus fixed fee), or variable based on actual performance within specified limits for such factors as cost, quality and delivery schedule, and the customer's subjective evaluation of TASC's work (cost plus award fee). TASC is subject to regular audit with respect to costs incurred and charged to the government. Such audits may result in the disallowance of amounts charged to or paid by the government. There can be no assurance that such disallowances will not be claimed or imposed against the Company, and if imposed, will not have a material impact. For the year ended December 31, 1995, approximately 82% of TASC's revenue from U.S. government contracts was generated by cost reimbursement contracts; approximately $321 million and $215 million of TASC's backlog at December 31, 1995 and 1994, respectively, were associated with cost reimbursement contracts. See "Backlog."

     Under fixed price contracts, TASC agrees to perform certain work for a fixed price and, accordingly, realizes the benefit or detriment resulting from decreased or increased costs of performing the contract. Under a fixed-rate T&M contract, TASC has the responsibility to deliver professional services at a predetermined hourly rate; thus, the profitability of such contracts depends upon TASC's ability to deliver the specified services at costs below the rates received from the government. For the year ended December 31, 1995, approximately 18% of TASC's revenue from U.S. government contracts was fixed price or fixed rate T&M contracts. Approximately $131 million and $73 million of TASC's backlog at December 31, 1995 and 1994, respectively, were associated with fixed price or fixed rate T&M contracts. See "Backlog."

     Annual Funding. The U.S. government programs in which TASC participates may extend for several years, but are normally contracted and funded on an annual basis. Government contracts generally are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal year basis, even though contract performance may take several years. Consequently, at the outset of a major program, the contract is usually partially funded and additional monies are normally committed to the contract by the procuring agency only if and as appropriations are made by Congress for future fiscal years.

     Limitations imposed on spending by U.S. government agencies, which might result from efforts to reduce the Federal deficit or for other reasons, may limit the continued funding of TASC's existing contracts with the U.S. government and may limit the ability of TASC to obtain additional contracts. All contracts made with the U.S. government may be terminated by the U.S. government at any time, with or without cause. In addition, TASC's operations are subject to the usual risks inherent in contracting with the U.S. government on national security related programs such as national and global political, social and economic events that may affect U.S. national security programs. No assurance can be given that the current level of government spending for national security programs will continue, that the U.S. government will continue its commitment to programs in which TASC's products and services are applicable or that TASC will not be adversely affected by any decline in that spending or commitment by the U.S. government.

     TASC has rarely had a contract canceled and has been working on most of its programs for many years; in the case of some programs, TASC's involvement has encompassed the entire 29-year history of the company. However, one notable exception was TASC's contract with the Ballistic Missile Defense Organization (the "BMDO"), which was formerly called the Strategic Defense Initiative. TASC was the second largest systems engineering and technical assistance contractor for this program, and held a contract to support the program for six and one-half years, from April 1988 to December 1994. Revenues from this contract peaked in 1992, reaching $55.6 million. Due to changing government priorities, funding was reduced to $40.6 million in 1993, $16.5 million in 1994 and $1.5 million in 1995. The contract was recompeted for 1995 and the number of prime contractors reduced from three to one. Although TASC was not selected for the contract, it continues to perform a modest amount of work for BMDO. Despite these funding cuts, TASC was able to grow its overall revenues in 1993, 1994 and 1995 by 6.0%, 5.6% and 10.9%, respectively. During these same periods, TASC's non-BMDO revenues grew 14.3%, 16.0% and 16.6%, respectively.

     Backlog. TASC's backlog (anticipated revenues from the uncompleted portions of existing contracts, including options to continue specific contracts beyond the current funding period) at December 31, 1995 and 1994 was approximately $453 million and $288 million, respectively. TASC's total backlog includes $9.8 million and $8.3 million of backlog related to commercial business activity for the years ended 1995 and 1994, respectively. The increase in 1995 is principally due to a very high "win" rate of competitively bid contracts, together with a sustained level of sole-source negotiated awards. Approximately $181 million of TASC's 1994 backlog and $247 of the 1995 backlog represents revenues expected to be realized beyond a 12 month period. TASC's backlog is subject to seasonal fluctuations as a result of multi-year contracts and annual renewals of other contracts throughout the year. Substantially all of TASC's contracts reflected in the backlog are subject to termination at the convenience of the customer.

  Commercial Business

     While the U.S. government's need for information technology remains a stable source of growth, the principal growth strategy for TASC is to leverage information technology developed under government contracts into new higher margin commercial markets. Most importantly, TASC has used its satellite imaging, communications, database and workstation technology as the foundation for the weather information business of its subsidiary, WSI.

     WSI provides its clients with timely and accurate weather information services on a 24 hour basis. WSI, through the application of information technology supplied by TASC, has developed automated satellite ground stations to receive information from meteorological satellites that are used to create a variety of information products, including weather satellite images commonly seen on commercial television. An information system has been built to use this information from meteorological satellites, together with inputs from the U.S. national network of weather radar and worldwide observations of weather conditions supplied through the World Meteorological Organization. This data, along with forecasts and warnings provided by the U.S. National Weather Service, is used as the basis for specialized information services that are provided to users of real-time weather information including news media organizations, the aviation industry, agri-businesses and energy utilities. TASC also provides weather information services throughout Europe through The Weather Department, Ltd., and The Computer Department, Ltd.

     TASC is entering a number of new commercial markets on a worldwide basis, using information technology developed under U.S. government contracts. Document management is a fast-growing market as more businesses move to the "paperless office" to organize their data, speed information retrieval and reduce storage costs. Using proprietary data compression and COLD (computer output to laser disk) software, TASC has designed and built document management systems for financial services and healthcare firms, as well as for state government agencies. TASC's geographic information systems software, sensor technology and hyperspectral analysis capabilities have positioned it to perform environmental analysis, surveillance and monitoring for business and government, both within the United States and in foreign countries. Aviation systems engineering and development has been an active growth area for TASC, with contracts completed or in process for several airlines, air cargo carriers, the Eurocontrol air traffic system, the Federal Aviation Administration and the governments of the United Kingdom and Poland. TASC's extensive capabilities in the collection, storage, retrieval and dissemination of imagery data have positioned it well to serve the technology needs of the entertainment, cable and telephone companies entering the interactive multimedia field.

Additionally, TASC's communications engineers have assisted major oil companies and financial institutions with network design and are providing support to Motorola in the development of the Iridium personal communications system.

  Marketing

     TASC's marketing activities are conducted principally by its senior management and by its professional staff of engineers, scientists and analysts. TASC's marketing approach for both U.S. government and commercial organizations begins with the development and organization of information concerning both present and future requirements of potential customers. TASC believes that its marketing approach enables it to anticipate the technical and other needs of its customers, and allows it to develop proposals that satisfy customers' requirements. TASC places significant emphasis on the importance of client satisfaction and development of repeat business.

     TASC prepares a number of proposals in response to U.S. government Requests for Proposals ("RFPs"). The bidding on RFPs is often highly competitive and preparing bids is an expensive and time consuming process requiring significant allocation of highly qualified TASC personnel. If TASC's proposal for a contract is accepted, TASC and its customer will negotiate and enter into a contract with agreed upon price, terms and conditions. In addition, TASC often submits unsolicited proposals to various U.S. government agencies which often lead to contract awards on a negotiated basis. Approximately 32% of TASC's 1995 contracts resulted from the competitive RFP process.

     For the commercial markets, TASC utilizes direct sales personnel, mailings, trade journal advertising and trade shows to distribute information on the products and services offered. The marketing of larger, customized systems often uses techniques similar to those employed for the U.S. government, involving professional personnel, the submission of unsolicited proposals and the response to commercially prepared RFPs.

  Competition

     Most of the business areas in which TASC is involved are competitive and require highly skilled and experienced technical personnel. TASC believes that the skills and experience of its technical personnel are critical to maintaining its competitive position. Many of these business areas also require high levels of U.S. government security clearances, as previously discussed. TASC competes with many companies in the business areas in which it is engaged, some of which have greater resources than TASC, and there can be no assurance that TASC will compete successfully in the future.

     Many of TASC's contracts are acquired as a result of competitive bidding, only a portion of which may result in the award of contracts. TASC believes that its success in the competitive bidding process depends on a variety of factors, including the technical content of the contract proposal, performance on previous contracts, reputation, experience and price.

  Patents and Technical Data

     TASC owns three patents and has four pending patent applications. In selected business areas, patent protection is increasingly important to TASC's operations. In addition, TASC utilizes trade secret protection to safeguard key technologies and software critical to its business. Commercial software products benefit from copyright protection and are marketed under limited license agreements. Certain technical data and software that was developed wholly under government contracts and delivered to the government is subject to unlimited rights of the U.S. Government and may be disclosed by the government to third parties, including competitors of TASC. The Company does not believe that the subsequent use of this data or software by the U.S. Government or its contractors has had or will have a material adverse effect on its business.

OTHER SEGMENTS

TRANSPORTATION SERVICES

     Triad International Maintenance Corporation ("TIMCO") was formed by the Company in 1989 to operate a newly constructed heavy aircraft maintenance facility located at the Piedmont Triad International Airport in Greensboro, North Carolina. TIMCO opened for business in October 1990. The company provides major aircraft maintenance services such as scheduled maintenance checks, modifications, overhauls and repair work on transport category aircraft. TIMCO holds a Class IV Repair Station Certificate issued by the Federal Aviation Administration (FAA) which enables TIMCO to work on all aircraft types. TIMCO has also been classified as a Designated Alteration Station by the FAA, allowing the company to approve major modifications to aircraft normally reserved for the FAA.

     TIMCO's services are offered to the industry at large and in particular, to operators and owners of aircraft who do not have maintenance facilities of their own, or whose facilities are unable to accommodate an increasing workload. Emphasis has been and will continue to be placed on air cargo carrier customers who have limited facilities to accomplish their required work. In addition, TIMCO targets both aircraft involved in sale or lease transactions and passenger airlines without adequate maintenance facilities as potential sources of business.

     TIMCO currently has six major customers, ABX Air, Inc. (also known as "Airborne Express"), Emery Worldwide Airlines, Continental Airlines, Northwest Airlines, General Electric Capital Aviation Services and United Parcel Service. The first three of these customers generated over 1,096,000 man-hours of TIMCO's 1,519,000 total man-hours in 1995. Loss of any of the above customers contracts, or any future contracts with major customers, could have a material adverse effect on TIMCO. As of December 31, 1995, TIMCO had approximately 1,082,000 man-hours worth of business contracted for 1996.

     The industry in which TIMCO operates is highly competitive. Space availability, price, quality, trained personnel, on-time delivery and accountability are the key competitive factors in the heavy aircraft maintenance industry. These factors, with respect to TIMCO's performance, will determine its future success in the industry.

FINANCIAL SERVICES

     Primark Storage Leasing Corporation ("PSLC") owns and leases eight underground natural gas storage fields and related facilities located in Michigan to ANR Pipeline Company ("ANR"). PSLC is also involved in the exploration and development of mineral resources underneath the storage fields through various farm-out agreements with exploration companies.

     Lease revenue accounted for 95%, 93% and 94% of PSLC's total revenues for the years ended December 31, 1995, 1994, and 1993, respectively. PSLC's storage fields and facilities are leased under noncancelable agreements that expire in 2003, and provide for two renewal options of five years each, which could extend the lease term to 2013. Lease payments are calculated on a net plant base that was approximately $27.4 million at December 31, 1995. The depreciation of a portion of this plant base results in a corresponding reduction in the lease payments.

ITEM 2.  PROPERTIES

     The Company currently occupies its principal executive offices, comprised of approximately 17,848 square feet, in Waltham, Massachusetts under lease agreements that expire in July 2001 with provision for two five-year renewal options.

     Datastream's two principal office facilities are located in London, England. Comprised of an aggregate total of 100,995 square feet, these facilities are occupied under lease agreements that expire in 2005 and 2018. Through its affiliates, Datastream also occupies under short-term leases, an aggregate total of approximately 55,000 square feet of office space, principally located in Australia, Canada, France, Germany, Hong Kong, Italy, Japan, the Netherlands, Singapore, Sweden, Switzerland, and the United States.

     Disclosure's headquarters, comprised of approximately 99,640 square feet, is located in Bethesda, Maryland. The property is occupied under lease agreements that expire in 2003. Disclosure's regional offices occupy approximately 80,500 square feet of office space under lease terms that expire through 2004. These offices are located in California, Georgia, Illinois, Massachusetts, New York, Texas and Washington, D.C.

     I/B/E/S occupies 19,600 square feet of space at its New York City headquarters under a lease agreement that expires in 1997. Additional office space totaling 3,000 square feet is located in England and Japan with lease terms through 2004.

     TASC's principal facilities, aggregating approximately 787,000 square feet, are occupied under leases expiring at various dates through 2006. TASC's headquarters is located in Reading, Massachusetts, and it has regional offices in Alabama, Arizona, Colorado, Florida, Georgia, Maryland, Massachusetts, Michigan, Missouri, New Mexico, New York, Ohio, Oklahoma, Texas, Virginia, Washington, D.C. and England.

     TIMCO leases a heavy aircraft maintenance facility from the Triad International Airport Authority (the "Triad Authority") for an initial 30-year lease term, with renewal options which could extend the lease term to the year 2029. Located in Greensboro, North Carolina, the facility encompasses over 422,000 square feet, which includes 284,000 square feet of hanger space, 109,000 square feet of support shops and stores and 30,000 square feet of administrative office space. The facility is located on 45 acres.

     PSLC owns eight underground natural gas storage fields and related facilities in the state of Michigan that are leased on a long-term basis to ANR. The storage fields encompass an area totaling 92,620 acres, contain approximately 71 billion cubic feet ("Bcf") of PSLC-owned base gas and have a working storage capacity of 125 Bcf. The storage field formation is primarily owned by PSLC through storage and mineral deeds covering approximately 80,487 acres. Most of these deeds, however, are limited in depth to the storage field formations. Within the total storage field area, PSLC owns 11,006 acres of land in fee, leases 9,970 acres of storage and surface rights and has 2,713 acres of oil and gas leases. The leased facilities consist principally of 791 active storage injection/withdrawal wells, 129 observation wells, 7 brine disposal wells, 202 plugged wells, 276 miles of field lines, dehydration plants and compressor facilities with a rated capacity of 79,905 horsepower. In addition, PSLC has interests in 12 producing gas wells and 21 producing oil wells for the development of minerals underneath the storage fields.

     The Company believes that its facilities are adequate for its present needs, but will continue to evaluate the need for additional space as the growth of the business requires.

ITEM 3.  LEGAL PROCEEDINGS

HUTSON V. TASC ET AL.

     On August 16, 1994, a jury in a civil case in the Federal District Court in Boston, Massachusetts returned an unfavorable verdict against the Company's wholly owned subsidiary, TASC, for approximately $3.1 million plus accrued interest. The lawsuit was brought by a former TASC employee and involved a claim for compensation for intellectual property transferred to TASC and claims relating to such employee's termination of employment. The events underlying this lawsuit occurred prior to the Company's acquisition of TASC in August of 1991. In July 1995, TASC paid $3.3 million in full settlement of this lawsuit. The Company had previously reserved for the settlement.

BRADLEY V. GELB ET AL.

     On June 24, 1994, a jury in a civil case in the Massachusetts Superior Court (the "Court") returned an unfavorable verdict against the two founders of TASC, and against TASC itself. The suit was brought by a former employee regarding a TASC stock transaction which took place in 1976, prior to the Company's acquisition of TASC in 1991. On June 28, 1994, the Court ordered that judgment be entered on the verdict requiring the two founders (but not TASC itself) to disgorge $19,800,000. Such amount accrues post-judgment interest at a statutory rate. As an alternative course of action, the plaintiff may pursue the two founders and TASC, jointly and severally, for $48,600. Based on the adjudication, the Company has denied requests of the two founders for indemnification. Certain post-verdict motions (including a motion for judgment notwithstanding the verdict, and in the alternative, a motion for a new trial) are pending. While the outcome of these motions cannot be predicted with certainty, the Company believes it will not be required to pay any portion of this judgment.

ENVIRONMENTAL CLAIMS

     The Company has received notifications from the Michigan Department of Natural Resources of three matters involving environmental contamination in the vicinity of natural gas storage fields in Michigan which the Company leases to an interstate pipeline company. The Company conducts no operations of its own on these properties. While the ultimate resolution of these matters cannot be predicted at this time, the Company believes that its existing reserves of approximately $250,000 are adequate for the resolution of such matters.

OTHER MATTERS

     On April 8, 1994, the Department of Defense Office of the Assistant Inspector General for Auditing (the "IG") issued a final report relative to its audit of contracting practices of the Ballistic Missile Defense Organization (the "BMDO"), which included a comprehensive review of one of TASC's contracts with the BMDO. The report included a recommendation for monetary recovery from TASC. All of the issues raised in the report were settled with the cognizant government contracting officer during 1995. The Company's reserves were adequate for the resolution of this matter.

     The Company and its subsidiaries are involved in certain other administrative proceedings and matters concerning issues arising in the ordinary course of business. Management cannot predict the final disposition of such issues, but believes that adequate provision has been made for the probable losses and the ultimate resolution of these proceedings will not have a material adverse effect on the Company's financial condition, results of operations or financial liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the last quarter of 1995.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the executive officers of the Company, as of February 29, 1996, is set forth below. Such officers are elected by the Company's Board of Directors generally for one-year terms expiring at the next organizational meeting to be held in May 1996.

          NAME             AGE             BUSINESS EXPERIENCE DURING PAST FIVE YEARS
          ----             ---             ------------------------------------------
Joseph E. Kasputys.......  59      Chairman, President and Chief Executive Officer of the
                                   Company since 1988. Mr. Kasputys has been a director of the
                                   Company
                                   since 1987.
John C. Holt.............  55      Executive Vice-President of the Company, President and
                                   Chief Executive Officer of TASC, Inc. since February 1994.
                                   From 1982 until January 1994, Mr. Holt held the position of
                                   Executive Vice President of The Dun & Bradstreet
                                   Corporation ("D&B"), an information services company, and
                                   served as a director of that company from 1985 until 1994.
                                   In addition, Mr. Holt is the former Chairman, President and
                                   Chief Executive Officer of the A.C. Nielsen Company, a
                                   marketing information business and an affiliate of D&B. Mr.
                                   Holt has been a director of the Company since 1985.
Stephen H. Curran........  48      Senior Vice President and Chief Financial Officer of the
                                   Company since 1988.
Michael R. Kargula.......  48      Senior Vice President, General Counsel and Secretary of the
                                   Company since 1988.
Patrick G. Richmond......  45      Vice President of Corporate Development of the Company
                                   since May 1989.
William J. Swift III.....  43      Vice President and Tax Counsel of the Company since 1988.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed and traded on the New York Stock Exchange and the Pacific Stock Exchange. Other information set forth in the section entitled "Supplementary Financial Information -- Quarterly Data" on page 43 of the Company's 1995 Annual Report is incorporated by reference herein.

     Since 1988, the Company has not paid cash dividends on common stock to its shareholders in order to reinvest available cash in the Company's operations. Information regarding restrictions on the Company's ability to pay cash dividends on its common stock is incorporated by reference herein from Note 6 to the Consolidated Financial Statements entitled "Short-Term and Long-Term Debt", on page 30 of the Company's 1995 Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth in the section entitled "Selected Financial Information -- Five Year Data" on page 42 of the Company's 1995 Annual Report is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The information set forth in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 39 through 41 of the Company's 1995 Annual Report is incorporated by reference herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and the related notes thereto, and the Report of Independent Certified Public Accountants, as contained on pages 22 through 38 of the Company's 1995 Annual Report, and the "Supplementary Financial Information -- Quarterly Data," as contained on page 43 of the Company's 1995 Annual Report, are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth in the section entitled "Election of Directors" in the Company's 1996 Proxy Statement for its May 1996 Annual Meeting of Shareholders is incorporated by reference herein. Information regarding the executive officers of the Company is set forth in the section entitled "Executive Officers of the Registrant" on page 13 in Part I of this report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth in the sections entitled "Directors Compensation", "Executive Compensation", "Compensation Committee Report", "Employment Agreements And Other Arrangements", and "Compensation Committee Interlocks and Insider Participation" of the Company's 1996 Proxy Statement for its May 1996 Annual meeting of Shareholders is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth in the sections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" of the Company's 1996 Proxy Statement for its May 1996 Annual Meeting of Shareholders is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth in the sections entitled "Executive Compensation", "Compensation Committee Interlocks and Insider Participation" and "Employment Agreements and Other Arrangements" of the Company's 1996 Proxy Statement for its May 1996 Annual Meeting of Shareholders is incorporated by reference herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) LIST OF DOCUMENTS FILED AS PART OF FORM 10-K

     1. Financial Statements:

        - Consolidated Statements of Financial Position as of December 31, 1995 and 1994*

        - Consolidated Statements of Income for each of the three years in the period ended December 31, 1995*

        - Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1995*

        - Consolidated Statements of Common Shareholders' Equity for each of the three years in the period ended December 31, 1995*

        - Notes to Consolidated Financial Statements*

        - Management's Discussion and Analysis of Results of Operations and Financial Condition*

        - Report of Independent Certified Public Accountants*

        - Selected Financial Information--Quarterly Data*

     2. Financial Statement Schedules:

        - Financial statement schedules have been omitted as they are not applicable or not required, or the required information is not material or is included in the consolidated financial statements thereto.

     3. Exhibits

        - The Exhibits filed as part of this Annual Report on Form 10-K are listed in the Index to Exhibits on pages 18 to 21, and are incorporated by reference herein.

(b) REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the fourth quarter ended December 31, 1995.

(c) EXHIBITS

     The Company hereby files as part of this Annual Report on form 10-K the Exhibits listed in the Index to Exhibits.

(d) FINANCIAL STATEMENT SCHEDULES

     Not Applicable.
---------------
* Referenced information is contained in Primark's 1995 Annual Report filed as
  Exhibit 13.1 hereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 1996.

                                                   PRIMARK CORPORATION
                                          --------------------------------------
                                                       (Registrant)

                                          By: /s/  STEPHEN H. CURRAN
                                               ---------------------------------
                                               Stephen H. Curran
                                               Senior Vice President and
                                               Chief Financial Officer

     The undersigned directors and officers of Primark Corporation, a Michigan corporation, hereby severally constitute and appoint Joseph E. Kasputys, Stephen
H. Curran and Michael R. Kargula, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power and authority (acting alone and without the others) to execute in the name of and on behalf of the undersigned as such Director or Officer, an Annual Report on Form 10-K, for the year ended December 31, 1995, under the Securities and Exchange act of 1934, of said Corporation, and all amendments to such Annual Report on Form 10-K; hereby granting to such attorney and agents, and each of them, full power of substitution and revocation in the premises; and hereby ratifying and confirming all that such attorneys and agents, or any of them may do or cause to be done by virtue of these presents.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURES                               TITLE                        DATE
               ----------                               -----                        ----
        /s/  JOSEPH E. KASPUTYS           Chairman, President and Chief        January  3, 1996
----------------------------------------  Executive Officer (Principal
           Joseph E. Kasputys             Executive Officer)

         /s/  STEPHEN H. CURRAN           Senior Vice President and Chief      January 21, 1996
----------------------------------------  Financial Officer (Principal
           Stephen H. Curran              Financial and Accounting Officer)

           /s/  JOHN C. HOLT              Director and Executive Vice          January 16, 1996
----------------------------------------  President
              John C. Holt

         /s/  KEVIN J. BRADLEY            Director                              January 3, 1996
----------------------------------------
            Kevin J. Bradley

       /s/  PATRICIA G. MCGINNIS          Director                              January 4, 1996
----------------------------------------
          Patricia G. McGinnis

               SIGNATURES                               TITLE                        DATE
               ----------                               -----                        ----
          /s/  STEVEN LAZARUS             Director                              January 9, 1996
----------------------------------------
             Steven Lazarus

         /s/  ROBERT W. STEWART           Director                              January 4, 1996
----------------------------------------
           Robert W. Stewart

        /s/  CONSTANCE K. WEAVER          Director                              January 3, 1996
----------------------------------------
          Constance K. Weaver

        /s/  MICHAEL R. KARGULA           Senior Vice President General        January 10, 1996
----------------------------------------  Counsel and Secretary
           Michael R. Kargula

        /s/  PATRICK G. RICHMOND          Vice President of Corporate           January 9, 1996
----------------------------------------  Development
          Patrick G. Richmond

       /s/  WILLIAM J. SWIFT III          Vice President and Tax Counsel        January 2, 1996
----------------------------------------
          William J. Swift III


       By: /s/  STEPHEN H. CURRAN
----------------------------------------
           Stephen H. Curran
            Attorney-in-fact

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                  DESCRIPTION OF DOCUMENT
-------                                 -----------------------
 2.1      Stock and Asset Purchase Agreement dated as of August 13, 1992 between the Company and The Dun & Bradstreet Corporation and its affiliates (Exhibit 2.1 to the
          Company's June 30, 1992 Form 10-Q); Amendment dated September 25, 1992, exhibits and other related documents (Exhibit 2.1 to the Company's Form 8-K dated October 7,
          1992).
 2.2      Stock Purchase and Sale Agreement dated as of July 9, 1993, by and among Network
          Financial Services, Inc., Primark Corporation, JMS Companies, Inc., and Westmark
          Mortgage Corporation (Exhibit 2.4 to the Company's 1994 Form 10-K).
 2.3      Loan Modification Agreement dated July 15, 1994 by and among Network Financial
          Services, Inc., Westmark Mortgage Corporation, Primark Corporation, and JMS
          Companies, Inc. (Exhibit 2.5 to the Company's 1994 Form 10-K).
 2.4      Stock Purchase and Sale Agreement dated as of May 20, 1994 between Primark
          Corporation and Card Establishment Services, Inc. (Exhibit 2.6 to the Company's 1994
          Form 10-K).
 2.5      Acquisition Agreement by and among Datastream International, Inc., VSI Acquisition,
          Inc. and Vestek Systems, Inc. dated May 20, 1994 (Exhibit 2.7 to the Company's 1994
          Form 10-K).
 2.6      Stock Purchase Agreement between Primark Corporation and VNU International B.V.
          dated as of May 26, 1995 (Exhibit 2.1 to the Company's Form 8-K dated June 2, 1995);
          Amendment to Agreement dated as of June 29, 1995 (Exhibit 2.1 to the Company's Form
          8-K dated July 3, 1995).
 3.1      Articles of Incorporation of the Company (Exhibit 3.1 to the Company's Registration
          Statement No. 2-74688); Amendment to the Articles of Incorporation (Exhibit 3.1 to
          the Company's 1985 Form 10-K); Amendment dated June 16, 1988 (Exhibit 3.1 to the
          Company's 1988 Form 10-K); Amendment dated August 8, 1991 (Exhibit 3(a) to the
          Company's Form 8-K dated August 9, 1991); Amendment dated May 27, 1992 (Exhibit 3.1 to the Company's June 30, 1992 Form 10-Q).
 3.2      By-Laws of the Company, as amended (Exhibit 3.1 to the Company's September 30, 1990
          Form 10-Q).
 4.1      Indenture dated as of October 18, 1993 by and among the Company and The First
          National Bank of Boston, as Trustee (Exhibit 4.1 to the Company's September 30, 1993
          Form 10-Q).
STORAGE FIELD LEASE AGREEMENTS
10.1      Lease Agreement dated August 31, 1948 (Exhibit 15-K to American Natural Resources
          (American Natural) Registration Statement No. 2-7800); Amendatory Agreement dated
          March 1, 1950 (Exhibit 15-TT to American Natural's Registration Statement No.
          2-8567); Amendatory Agreement dated February 28, 1951 (Exhibit 15-N to American
          Natural's Registration Statement No. 2-9003); Amendatory Agreement dated January 1,
          1962 (Exhibit 4-E-5 to Registration Statement No. 2-21082); Amendatory Agreement
          dated April 26, 1968 (Exhibit 4-D-12 to Registration Statement No. 2-29659);
          Amendatory Agreement dated August 1, 1973 (Exhibit 13-D-1 to ANR Pipeline Company's
          (ANR Pipeline) Registration Statement No. 2-50880).
10.2      Lease Agreement dated April 13, 1962 (Exhibit 4-E-9 to Registration Statement No.
          2-21082); Amendatory Agreement dated April 26, 1968 (Exhibit 4-D-16 to Registration
          Statement No. 2-29659); Amendatory Agreement dated August 1, 1973 (Exhibit 13-D-l to
          ANR Pipeline's Registration Statement No. 2-50880).
10.3      Lease Agreement dated February 15, 1963 (Exhibit 13-S-1 to ANR Pipeline's
          Registration Statement No. 2-21500); Amendatory Agreement dated April 26, 1968
          (Exhibit 4-D-17 to Registration Statement No. 2-29659); Amendment dated August 1,
          1973 (Exhibit 13-D-1 to ANR Pipeline's Registration Statement No. 2-50880).
10.4      Lease Agreement dated July 1, 1964 (Exhibit 13-F-1 to ANR Pipeline's Registration
          Statement No. 2-26144); Amendatory Agreement dated September 1, 1971 (Exhibit 13-F-1 to ANR Pipeline's Registration Statement No. 2-42256); Amendatory Agreement dated
          August 1, 1973 (Exhibit 13-D-1 to ANR Pipeline's Registration Statement No.
          2-50880).

EXHIBIT
NUMBER                                  DESCRIPTION OF DOCUMENT
-------                                 -----------------------
10.5      Lease Agreement dated September 25, 1950 (Exhibit 15-0 to American Natural's
          Registration Statement No. 2-9003); Amendatory Agreement dated January 1, 1962
          (Exhibit 4-E-6 to Registration Statement No. 2-21082); Amendatory Agreement dated
          April 26, 1968 (Exhibit 4-D-13 to Registration Statement No. 2-29659); Amendatory
          Agreement dated August 1, 1973 (Exhibit 13-D-1 to ANR Pipeline's Registration
          Statement No. 2-50880).
10.6      Lease Agreement dated April 13, 1962 (Exhibit 4-E-8 to Registration Statement No.
          2-21082); Amendatory Agreement dated April 26, 1968 (Exhibit 4-D-15 to Registration
          Statement No. 2-29659); Amendatory Agreement dated August 1, 1973 (Exhibit 13-D-1 to
          ANR Pipeline's Registration Statement No. 2-50880).
10.7      Lease Agreement dated September 25, 1951 (Exhibit 13-F-4 to Registration Statement
          No. 2-10282); Amendatory Agreements dated January 1, 1962 (Exhibit 4-E-7 to
          Registration Statement No. 2-21082); Amendatory Agreement dated December 31, 1962
          (Exhibit 10-7 to the Company s 1988 Form 10-K); Amendatory Agreement dated April 26,
          1968 (Exhibit 4-D-14 to Registration Statement No. 2-29659); Amendatory Agreement
          dated August 1, 1973 (Exhibit 13-D-1 to ANR Pipeline's Registration Statement No.
          2-50880).
10.8      Seven Amendatory Agreements dated April 8, 1977, to the Storage Lease Agreements between MichCon and ANR Pipeline (Exhibit 20-4 to ANR Pipeline's 1980 Form 10-K,
          File No. 1-7320).
10.9      Seven Amendatory Agreements dated January 1, 1982, to the Storage Lease Agreements between MichCon and ANR Pipeline (Exhibit 10.18 to the Company's 1982 Form 10-K).
10.10     Agreement as to sale of Leased Facilities (Exhibit 10-21 to Registration Statement
          No. 2-81102).
OTHER LEASES
10.11     Lease Agreement dated as of April 5, 1994 between the Trustees of London & Leeds
          NDAI Bay Colony II Realty Trust and Primark Corporation; Amendatory Agreement dated
          January 3, 1995 (Exhibit 10.11 to the Company's 1994 Form 10-K).
10.12     Lease Agreement dated August 8, 1991 between Arthur Gelb and Harry Silverman, trustees of TASC Realty Trust, and The Analytic Sciences Corporation (Exhibit 10.13
          to the Company's 1991 Form 10-K).
10.13     Fourth Amendment to Lease dated July 1, 1991 between Arthur Gelb and Harry B.
          Silverman, as trustees of TASC Realty Trust, and The Analytic Sciences Corporation
          (Exhibit 10.14 to the Company's 1991 Form 10-K).
10.14     Letter dated July 1, 1991 from Arthur Gelb and Harry B. Silverman, as trustees of
          TASC Realty Trust, to The Analytic Sciences Corporation (Exhibit 10.15 to the
          Company's 1991 Form 10-K).
10.15     Letter dated August 8, 1991 from Arthur Gelb and Harry B. Silverman, as trustees of
          TASC Realty Trust, to The Analytic Sciences Corporation (Exhibit 10.16 to the
          Company's 1991 Form 10-K).
10.16     Option Agreement dated August 8, 1991 between Arthur Gelb and Harry B. Silverman, as trustees of TASC Realty Trust, and The Analytic Sciences Corporation (Exhibit 10.17
          to the Company's 1991 Form 10-K).
10.17     Lease Agreement, dated November 1, 1989, between Triad International Maintenance
          Corporation and Piedmont Triad Airport Authority (Exhibit 10.12 to the Company's
          1989 Form 10-K).
OTHER CONTRACTS
10.18     Supplemental Medical Reimbursement and Life Insurance Plan (Exhibit 10.31 to
          MichCon's 1983 Form 10-K, File No. 1-7310).
10.19     Operating and Servicing Agreement dated December 31, 1987, as amended, by and among the Company, MichCon and Primark Leasing Corporation (Exhibit 10.33 to MichCon's
          1987 Form 10-K, File No. 1-7310).
10.20     Tax Agreement dated December 31, 1987, as amended, between the Company and MichCon
          (Exhibit 10.34 to MichCon's 1987 Form 10-K, File No. 1-7310).

EXHIBIT
NUMBER                                  DESCRIPTION OF DOCUMENT
-------                                 -----------------------
10.21     Supplemental Death Benefit and Retirement Income Plan Agreement, as amended and restated, dated March 25, 1986 (Exhibit 19.1 to the Company's March 31, 1985 Form
          10-Q); Certified Copy of Resolution amending the Supplemental Death Benefit and
          Retirement Income Plan Agreement (Exhibit 10.17 to the Company's 1990 Form 10-K); as
          amended and restated as of January 1, 1992 (Exhibit 10.22 to the Company's 1991 Form
          10-K); Amendment dated September 28, 1992 (Exhibit 28.4 to the Company's September
          30, 1992 Form 10-Q).
10.22     Primark Corporation 1992 Stock Option Plan, dated March 2, 1992 (Exhibit 10.26 to the Company's 1991 Form 10-K); Amendment dated September 28, 1995.
10.23*    Primark Corporation Stock Option Plan for Non-Employee Directors, as amended, dated
          January 12, 1988 (Exhibit 10.57 to the Company's 1987 Form 10-K); Amendment dated
          February 21, 1992 (Exhibit 10.24 to the Company's 1991 Form 10-K); Amendment dated
          September 28, 1992 (Exhibit 28.3 to the Company's September 30, 1992 Form 10-Q);
          Amendment dated September 28, 1995; filed herewith.
10.24*    Primark Corporation Executive Share Option Scheme (Exhibit 10.26 to the Company's
          1992 Form 10-K); Amendment dated September 28, 1995; filed herewith.
10.25     Primark Corporation Employee Stock Ownership Plan, as amended and restated, effective January 1, 1989; Amendment dated February 28, 1991 (Exhibit 10.20 to the
          Company's 1990 Form 10-K); Amendments dated April 22, 1991 and February 21, 1992
          (Exhibit 10.25 to the Company's 1991 Form 10-K); Amendment dated September 28, 1992
          (Exhibit 28.2 to the Company's September 30, 1992 Form 10-Q).
10.26*    Primark Corporation 1992 Employee Stock Purchase Plan, dated March 2, 1992 (Exhibit
          10.27 to the Company's 1991 Form 10-K); Amended and Restated Stock Purchase Plan and
          related Prospectus as filed under the Securities Act of 1933 (Exhibit 10.27 to the
          Company's 1993 Form 10-K); Amendment dated October 4, 1995; filed herewith.
10.27     Form of Change of Control Compensation Agreement entered into between the Company and selected executive officers (Exhibit 10.60 to the Company's 1987 Form 10-K).
10.28     Certain agreements entered into between the Company and Joseph E. Kasputys (Exhibit
          19.1 to the Company's June 30, 1987 Form 10-Q).
10.29     Agreement between the Company and Robert W. Stewart entered into January 12, 1988
          (Exhibit 10.62 to the Company's 1987 Form 10-K).
10.30     Employment agreement between the Company and Joseph E. Kasputys dated February 21,
          1992 (Exhibit 10.32 to the Company's 1991 Form 10-K).
10.31     Employment and related agreements between The Analytic Sciences Corporation, the
          Company and John C. Holt dated February 28, 1994 (Exhibit 10.32 to the Company's
          1993 Form 10-K).
10.32     Management Incentive Plan adopted by Board of Directors on January 12, 1988 (Exhibit
          10.64 to the Company's 1987 Form 10-K); Amendment dated February 21, 1992 (Exhibit
          10.33 to the Company's 1991 Form 10-K).
10.33     Form of promissory note to be issued to the Company by executive officers in connection with the Company's 1988 Management Incentive Plan (Exhibit 10.1 to the
          Company's March 31, 1989 Form 10-Q).
10.34     Promissory notes, dated September 30, 1988, issued to the Company by executive officers (Exhibit 10.1 to the Company's September 30, 1988 Form 10-Q).
10.35     Restricted Stock Award Agreements and Stock Option Agreements (Exhibit 4(b) to the
          Company's Registration Statement No. 2-3876).
10.36     Credit Agreement dated as of October 18, 1993 by and among the Company, Lenders
          Parties, Issuing Banks, Mellon Bank, N.A. and The First National Bank of Boston
          (Exhibit 28.1 to the Company's September 30, 1993 Form 10-Q).
10.37     Underwriting Agreement dated October 8, 1993 by and among the Company and
          PaineWebber Incorporated (Exhibit 28.2 to the Company's September 30, 1993 Form
          10-Q).
10.38     Purchase Agreement dated as of July 30, 1992 between Primark Storage Leasing
          Corporation and Teachers Insurance and Annuity Association of America (Exhibit 10.1
          to the Company's June 30, 1992 Form 10-Q).
10.39     Mortgage, Assignment and Security Agreement dated as of July 30, 1992 between
          Primark Storage Leasing Corporation and Teachers Insurance and Annuity Association
          of America (Exhibit 10.2 to the Company's June 30, 1992 Form 10-Q).

EXHIBIT
NUMBER                                  DESCRIPTION OF DOCUMENT
-------                                 -----------------------
10.40     Guaranty Agreement, dated November 1, 1989, between Triad International Maintenance
          Corporation and Piedmont Triad Airport Authority (Exhibit 10.30 to the Company's
          1989 Form 10-K).
10.41     Reimbursement Agreement, dated October 1, 1989, between Triad International
          Maintenance Corporation and Mellon Bank, N.A. (Exhibit 10.31 to the Company's 1989
          Form 10-K); Amendment dated September 25, 1992 and other related documents (Exhibit
          28-4 to the Company's Form 8-K dated October 7, 1992); Amendments to Agreement and other related documents dated February 1, 1993 (Exhibit 10-43 to the Company's 1993
          Form 10-K).
10.42     Revolving Credit Agreement dated as of June 29, 1995 between Primark Corporation,
          Lenders Parties, Mellon Bank, N.A. and the First National Bank of Boston and other related documents (Exhibit 10.1 to the Company's Form 8-K dated July 3, 1995).
10.43     Term Loan Agreement dated as of June 29, 1995 between Primark Corporation, Lenders
          Parties, Mellon Bank, N.A. and The First National Bank of Boston and other related documents (Exhibit 10.2 to the Company's Form 8-K dated July 3, 1995).
10.44     Loan Agreement dated as of June 29, 1995 between TASC, Inc. and Mellon Bank, N.A.
          (Exhibit 10.1 to the Company's Form 8-K dated July 3, 1995).
10.45     Underwriting Agreement dated November 29, 1995 by and among Primark Corporation and
          PaineWebber Incorporated (Exhibit 1.1 to the Company's November 7, 1995 Form S-3
          Amendment No. 1).
10.46     International Underwriting Agreement dated December 5, 1995 by and among the Primark
          Corporation and PaineWebber Incorporated (Exhibit 1.2 to the Company's November 7,
          1995 Form S-3 Amendment No. 1).
13.1*     Primark Corporation 1995 Annual Report (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this
          Annual Report on Form 10-K); filed herewith.
21.1*     Subsidiaries of Primark Corporation; filed herewith.
23.1*     Consent of Independent Certified Public Accountants; filed herewith.
28.1      Rights Agreement, dated January 12, 1988, between the Company and Bankers Trust
          Company, which includes, as Exhibit A thereto, the Rights Certificate and, as
          Exhibit B thereto, the Summary of Rights to Purchase Common Stock (Exhibit 28.1 to
          the Company's Form 8-K dated January 14, 1988); Certified Copy of Resolution amending the Company's Rights Agreement (Exhibit 28.4 to the Company's Form 8-K
          dated July 13, 1988); Amendment to Rights Agreement, dated April 9, 1990 (Exhibit
          28.1 to the Company's Form 8-K dated April 12, 1990); Letter, dated May 10, 1990, regarding appointment of Bank of America as new Rights Agent under the Rights
          Agreement, as amended (Exhibit 28.1 to the Company's 1990 Form 10-K); Amendment to
          Rights Agreement, dated May 31, 1992, between the Company and Bank of America
          National Trust and Savings Association, as Rights Agent (Exhibit 28.1 to the
          Company's June 30, 1992 Form 10-Q); Letter dated July 31, 1992 regarding the appointment of The First National Bank of Boston as new Rights Agent (Exhibit 28.2
          to the Company's June 30, 1992 Form 10-Q).

---------------
* Indicates document filed herewith.

For the Company's documents incorporated by reference, references are to File No. 1-8260.