Form 10-Q
period 1996-03-31
PRIMARK CORP
filed 1996-05-09
CIK 356064

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                     UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 1996               COMMISSION FILE NUMBER 1-8260

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

                              Yes  X            No

Number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1996:
                  Common Stock, without par value: 23,614,079
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              PRIMARK CORPORATION

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996

                                                                                       PAGE
                                                                                      NUMBER
                                                                                      ------
COVER...............................................................................     i
INDEX...............................................................................    ii
PART I--FINANCIAL INFORMATION
     Item 1. Financial Statements...................................................     1
     Item 2. Management's Discussion and Analysis of
             Results of Operations and Financial Condition..........................     6
PART II--OTHER INFORMATION
     Item 6. Exhibits and Reports on Form 8-K.......................................     8
SIGNATURE...........................................................................     8

                         PART I--FINANCIAL INFORMATION

                      PRIMARK CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                             MARCH 31,   DECEMBER 31,
                                                                               1996          1995
                                                                             ---------   ------------
                                                                              (THOUSANDS OF DOLLARS)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents, at cost (which approximates market value)...  $ 58,939      $ 62,332
    Receivables:
         Billed receivables less allowance for doubtful accounts of
           $4,666,000 and $4,371,000, respectively.........................   103,354       107,636
         Unbilled and other receivables....................................    53,232        33,255
    Other current assets...................................................    20,839        17,146
                                                                             --------      --------
                                                                              236,364       220,369
                                                                             --------      --------
DEFERRED CHARGES AND OTHER ASSETS
    Goodwill, less accumulated amortization of $30,457,000 and
      $27,330,000, respectively............................................   432,534       436,203
    Other intangible assets, less accumulated amortization of $10,502,000
     and $9,308,000, respectively..........................................    28,132        29,074
    Capitalized software, less accumulated amortization of $6,800,000 and
      $5,015,000, respectively.............................................    21,117        20,676
    Net long-term investment in financing leases...........................    11,102        11,871
    Other..................................................................    11,080        12,396
                                                                             --------      --------
                                                                              503,965       510,220
                                                                             --------      --------
PROPERTY, PLANT AND EQUIPMENT, AT COST
    Computer equipment.....................................................    59,054        56,765
    Leasehold improvements.................................................    24,273        23,928
    Property leased to others..............................................    16,020        16,020
    Other..................................................................    18,234        16,806
                                                                             --------      --------
                                                                              117,581       113,519
    Less-Accumulated depreciation..........................................    45,080        41,709
                                                                             --------      --------
                                                                               72,501        71,810
                                                                             --------      --------
                                                                             $812,830      $802,399
                                                                             ========      ========
LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts Payable.......................................................  $ 21,318      $ 21,184
    Accrued employee payroll and benefits..................................    26,518        30,233
    Federal income, property and other taxes payable.......................     6,691         9,582
    Deferred income........................................................    45,571        41,940
    Current portion of long-term debt, including capital lease
     obligations...........................................................     3,808         5,105
    Other..................................................................    34,781        30,675
                                                                             --------      --------
                                                                              138,687       138,719
                                                                             --------      --------
LONG-TERM DEBT AND OTHER LIABILITIES
    Long-term debt, including capital lease obligations....................   265,711       265,863
    Deferred income taxes..................................................    13,417        13,189
    Other..................................................................    13,156        13,625
                                                                             --------      --------
                                                                              292,284       292,677
                                                                             --------      --------
         Total liabilities.................................................   430,971       431,396
                                                                             --------      --------
CONTINGENCIES (NOTE 3)
REDEEMABLE PREFERRED STOCK.................................................    16,874        16,874
                                                                             --------      --------
COMMON SHAREHOLDERS' EQUITY
    Common stock and additional paid-in-capital............................   227,645       226,494
    Retained earnings......................................................   148,369       141,846
                                                                             --------      --------
                                                                              376,014       368,340
    Less - Treasury stock, at average cost.................................    11,095        14,814
    Less - Unearned compensation...........................................       467           709
    Less - Cumulative foreign currency translation adjustment..............      (533)       (1,312)
                                                                             --------      --------
         Total common shareholders' equity.................................   364,985       354,129
                                                                             --------      --------
                                                                             $812,830      $802,399
                                                                             ========      ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                        ----------------------
                                                                          1996          1995
                                                                        --------      --------
                                                                        (THOUSANDS EXCEPT PER
                                                                            SHARE AMOUNTS)
OPERATING REVENUES....................................................  $180,729      $135,861
                                                                        --------      --------
OPERATING EXPENSES
     Cost of services.................................................   105,407        81,694
     Selling, general and administrative..............................    48,942        34,786
     Depreciation.....................................................     4,138         3,211
     Amortization of goodwill.........................................     2,987         1,762
     Amortization of other intangible assets..........................     2,666         2,591
                                                                        --------      --------
          Total operating expenses....................................   164,140       124,044
                                                                        --------      --------
          Operating income............................................    16,589        11,817
                                                                        --------      --------
OTHER INCOME AND (DEDUCTIONS)
     Investment income................................................       867           302
     Interest expense.................................................    (5,615)       (3,447)
     Foreign currency gain (loss).....................................       216          (643)
     Other............................................................       (45)          (92)
                                                                        --------      --------
          Total other income and (deductions).........................    (4,577)       (3,880)
                                                                        --------      --------
INCOME BEFORE INCOME TAXES............................................    12,012         7,937
INCOME TAX EXPENSE....................................................     5,612         3,483
                                                                        --------      --------
NET INCOME............................................................     6,400         4,454
DIVIDENDS ON PREFERRED STOCK..........................................      (359)         (358)
                                                                        --------      --------
NET INCOME APPLICABLE TO COMMON STOCK.................................  $  6,041      $  4,096
                                                                        ========      ========
EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE.......................  $   0.24      $   0.20
                                                                        --------      --------
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING......    25,362        20,152
                                                                        ========      ========

                      PRIMARK CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                        ----------------------
                                                                          1996          1995
                                                                        --------      --------
                                                                        (THOUSANDS OF DOLLARS)
Balance -- Beginning of period........................................  $141,846      $124,964
Add   -- Net Income...................................................     6,400         4,454
        -- Change in year-end of Subsidiaries (Note 1a)...............       482            --
Deduct -- Dividends on Preferred Stock................................      (359)         (358)
                                                                        --------      --------
Balance -- End of period..............................................  $148,369      $129,060
                                                                        ========      ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                     -------------------------
                                                                       1996             1995
                                                                     --------         --------
                                                                      (THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income....................................................  $  6,400         $  4,454
     Change in year-end of subsidiaries (Note 1a)..................     2,518               --
     Adjustments to reconcile net income to net cash flows from operating activities:
          Foreign currency (gain) loss - net.......................      (216)             643
          Depreciation and amortization............................     9,791            7,564
          Other....................................................       431           (1,803)
          Changes in assets and liabilities which provided (used)
            cash, exclusive of changes shown separately............   (16,718)         (12,245)
                                                                     --------         --------
               Net cash provided from (used for) operating
                  activities.......................................     2,206           (1,387)
                                                                     --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of short-term notes payable..........................       708            9,000
     Repayment of short-term notes payable.........................      (708)          (9,000)
     Repayment of long-term debt...................................      (968)            (987)
     Common stock issuance and other...............................     2,244              808
                                                                     --------         --------
               Net cash provided from (used for) financing
                  activities.......................................     1,276             (179)
                                                                     --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures..........................................    (5,313)          (5,096)
     Capitalized software..........................................    (1,933)            (844)
     Principal payments received under financing leases............       775              777
     Other - net...................................................      (219)             298
                                                                     --------         --------
               Net cash used for investing activities..............    (6,690)          (4,865)
                                                                     --------         --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH............................      (185)             197
                                                                     --------         --------
NET DECREASE IN CASH AND CASH EQUIVALENTS..........................    (3,393)          (6,234)
CASH AND CASH EQUIVALENTS, JANUARY 1...............................    62,332           20,059
                                                                     --------         --------
CASH AND CASH EQUIVALENTS, MARCH 31................................  $ 58,939         $ 13,825
                                                                     ========         ========
CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED (USED)
     CASH, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
       Billed, unbilled and other receivables - net................  $(16,984)        $(13,050)
       Accounts payable............................................    (1,189)             674
       Federal income, property and other taxes payable - net......         8             (361)
       Other current assets and liabilities........................       828            1,367
       Other noncurrent assets and liabilities.....................       619             (875)
                                                                     --------         --------
                                                                     $(16,718)        $(12,245)
                                                                     ========         ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A. ACCOUNTING CHANGE -- PRINCIPLES OF CONSOLIDATION AND BASIS OF
PRESENTATION

     Effective January 1, 1996, the foreign and domestic accounts of Datastream International Limited and affiliates ("Datastream") and Vestek, wholly-owned subsidiaries of Primark Corporation (the "Company"), changed their reporting period from a fiscal year ending November 30 to a calendar year ending December
31. The change was made to provide more timely information and enhance comparability. In accordance with guidelines of the Securities and Exchange Commission, only three months of income and expense were included in the Consolidated Statement of Income. The results of operations for Datastream and Vestek for December 1995 were credited directly to retained earnings. Cash flow activity for this same period has been reflected as a single line item in the operating activities section of the Consolidated Statements of Cash Flows.

     B. NEWLY ISSUED ACCOUNTING STANDARDS

     In October 1995, Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation," was issued. This statement, which is effective beginning January 1, 1996, requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

2.  SHORT-TERM AND LONG-TERM DEBT

     On March 12, 1996, the Company, together with its commercial banks, amended the Revolving Credit Agreement and Term Loan agreement dated June 29, 1995. The amendment, among other matters, relaxed the performance pricing criteria and established lower interest rates based upon meeting these thresholds. The effect of the amendment was to lower Primark's effective rate 25 to 50 basis points when performance pricing is achieved.

3.  CONTINGENCIES

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

                      PRIMARK CORPORATION AND SUBSIDIARIES

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

4.  SUBSEQUENT EVENT

     On May 2, 1996, the Company received notification to convert the total outstanding shares of Primark Series A Cumulative Convertible Preferred Stock into shares of Primark common stock. The 674,943 preferred shares plus accrued and unpaid dividends, will be converted into 1,164,276 shares of Primark common stock based upon the stated conversion rate of $14.49. The preferred shares were held entirely by the Profit Sharing and Stock Ownership Plan (PSSOP) of TASC, a wholly-owned subsidiary of the Company. It is the current intention of the PSSOP to distribute 914,276 of such shares in a registered secondary offering in the second quarter.

5.  GENERAL

     Other than as described in Note 1 there have been no significant changes in the Company's principal accounting policies that were set forth in the Company's 1995 Annual Report and Form 10-K. Certain reclassifications have been made to the prior year's statements to conform with the 1996 presentation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     Primark reported net income applicable to common stock of $6.0 million for the first quarter of 1996, achieving a 47.5% increase in earnings over the first quarter last year. Earnings per share were reported at $0.24, an increase of 20.0% over the first quarter 1995. The earnings per share results increased a smaller percentage than net income due to the Company's December 1995 equity offering of 4.1 million shares. The strong earnings reflect a 33.0% increase in revenues, somewhat offset by increased interest expense associated with the new bank debt entered into during June of 1995 for the purpose of funding the acquisition of Disclosure and I/B/E/S.

     A significant portion of the revenue growth was directly associated with the June 1995 acquisition of Disclosure and I/B/E/S. Without the effects of this acquisition, Primark's other operations had revenue growth of 14.1% compared to 1995. Primark's information services segment grew $35.2 million or 30.3% over 1995. Most of the revenue improvements were in the financial information markets, which currently account for 33.4% of the Company's total revenues and 44.4% of its total operating income. The financial information markets generated revenues of $60.4 million during the first quarter compared to $31.6 million in 1995.

     Datastream grew revenues 10.0% over the first quarter of 1995. Datastream's research product grew 11.3% over last year with the fund management product continuing its flat sales trend. Most of Datastream's regions exhibited healthy improvements with Continental Europe growing 18.6%, the Pacific Basin 14.9% and the Americas 26.0%. Only the United Kingdom exhibited flat growth as a result of the fund management product and slow first quarter research sales. The United Kingdom represented 44.0% of first quarter revenues, down from 48.1% last year due to the increasing growth in other regions.

     Disclosure and I/B/E/S contributed $25.7 million of revenues in the first quarter. Disclosure's revenues were up 4.1% over the first quarter of 1995, which preceded Primark's acquisition. Disclosure's growth has slowed while the salesforce was reconstituted, with new salespeople hired during the first quarter of 1996. Disclosure's new product releases also slowed first quarter growth, as the Global Access and Global Researcher products were not released until March. I/B/E/S' revenues were up 15.4% over first quarter 1995, continuing the strong growth patterns experienced since the June acquisition.

     TASC's revenues were up over last year 7.7% led by strong government sales, which grew 9.8%. TASC's commercial revenues were lower over the previous year due to the sale of both the real estate and utilities product offerings in late 1995. Primark's transportation segment, comprised of TIMCO grew 53.7% in the first quarter due to the added hangar capacity built in the fourth quarter of 1995.

     The strong revenue performance resulted in significant increases in operating income and EBITDA. Primark reported operating income for the first quarter 1996 of $16.6 million, a 40.4% increase over last year. The Company generated EBITDA of $26.4 million for the first quarter, a 36.1% increase over 1995. The operating income margin increased from 8.7% in 1995 to 9.2% in the first quarter of 1996. Overall margin improvements reflect an increase in financial information products which carry a higher level of profitability coupled with improved profitability in TASC's commercial businesses. With the rapid growth at TIMCO requiring higher overtime levels and contracted outside labor, its operating margin dropped from 9.0% in 1995 to 8.6% in the first quarter 1996.

     Primark's interest costs increased over 1995 by $2.2 million but were offset by $0.6 million of investment income and $0.9 million of exchange gains.

CAPITAL RESOURCES AND LIQUIDITY

     During March of 1996 Primark changed the fiscal year end of Datastream and Vestek from November 30, to December 31. All of the first quarter 1996 financial statements reflect three months of activity, January through March. The effect on income of making this change was $482,000 and was recorded to retained earnings during March of 1996. The impact of adjusting cash and intercompany accounts to comply

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

with the new period was $2.5 million and is reflected in the Consolidated Statement of Cash Flows. The Company believes this change will provide more timely and comparable results.

     Primark reported cash and temporary cash investments of $58.9 million, representing a decrease of $3.4 million over December 31, 1995. Operating activities generated $2.2 million in cash, reflecting solid first quarter earnings and the balance sheet effect of changing Datastream's and Vestek's accounting period, offset by the increased use of working capital during the first quarter.

     Working capital requirements of $16.7 million increased $4.5 million over first quarter 1995. This increase reflects a $3.9 million increase in account receivables and a $1.9 million decrease in accounts payable. The increase in accounts receivables primarily represents earned but unbilled accounts directly related to the increased growth at TASC and TIMCO.

     Financing activities generated $1.3 million of cash compared to a use of cash of $0.2 million in 1995. The exercise of stock options accounted for $2.0 million of cash, offset by principal payments on the Company's debt issues.

     Cash used for investing activities of $6.7 million increased $1.8 million over the first quarter of 1995. The increase reflects capital expenditures and capitalization of software which totaled $7.2 million during the 1996 first quarter, compared to $5.9 million in 1995. Capital expenditures increased $0.2 million over 1995 while software capitalization was up $1.1 million over the first quarter of last year. The increase in capitalization of software reflects the new Disclosure and Datastream products under development.

     During March of 1996, Primark renegotiated the performance pricing clauses of its bank credit agreements. The amended agreements are expected to save the Company from 25 to 50 basis points on outstanding bank debt for the remainder of 1996, based upon current and expected results of operations. Primark's debt to total capitalization at March 31, 1996 was 41.4% compared to 42.2% at year end 1995. At March 31, 1996, Primark reported $58.9 million of invested cash and an undrawn revolver of $75 million.

     Primark has begun 1996 with strong sales and earnings performance, coupled with an improved balance sheet. We are confident the Company has the liquidity necessary for its operations and for any opportunities the market may present.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT NUMBER                                 DESCRIPTION                                  PAGE
  10-1           Amendment to Transaction Documents dated as of March 12, 1996               11
  27             Financial Data Schedule                                                     19

(B) REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the first quarter ended March 31, 1996.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PRIMARK CORPORATION

                                                     /S/ STEPHEN H. CURRAN
                                            By: ................................

                                                      Stephen H. Curran
                                                  Senior Vice President and
                                                   Chief Financial Officer
                                                (Principal Financial Officer)

Date: May 9, 1996