Form 10-Q
period 1996-06-30
PRIMARK CORP
filed 1996-08-02
CIK 356064

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

FOR THE QUARTER ENDED JUNE 30, 1996                COMMISSION FILE NUMBER 1-8260

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

                  Yes x                                     No

     Number of shares outstanding of each of the registrant's classes of common stock, as of July 26, 1996:

                  Common Stock, without par value: 24,809,541

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              PRIMARK CORPORATION

                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1996

                                                                                       PAGE
                                                                                      NUMBER
                                                                                      ------
COVER...............................................................................     i
INDEX...............................................................................    ii
PART I -- FINANCIAL INFORMATION
  Item 1.  Financial Statements.....................................................     1
  Item 2.  Management's Discussion and Analysis of Results of Operations and
           Financial Condition......................................................     6
PART II -- OTHER INFORMATION
  Item 4.  Results of Votes of Security Holders.....................................     8
  Item 6.  Exhibits and Reports on Form 8-K.........................................     8
SIGNATURE...........................................................................     9

                        PART I -- FINANCIAL INFORMATION

                      PRIMARK CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                           JUNE 30,     DECEMBER 31,
                                                                                             1996           1995
                                                                                           --------     ------------
                                                                                            (THOUSANDS OF DOLLARS)
                                         ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost (which approximates market value)...................  $ 56,024       $ 62,332
  Receivables:
    Billed receivables less allowance for doubtful accounts of $4,814,000 and $4,371,000,
     respectively........................................................................   115,795        107,636
    Unbilled and other receivables.......................................................    45,234         33,255
  Other current assets...................................................................    22,240         17,146
                                                                                           --------       --------
                                                                                            239,293        220,369
                                                                                           --------       --------
DEFERRED CHARGES AND OTHER ASSETS
  Goodwill, less accumulated amortization of $33,931,000 and $27,330,000, respectively...   446,476        436,203
  Other intangible assets, less accumulated amortization of $11,363,000 and $9,308,000,
    respectively.........................................................................    28,271         29,074
  Capitalized software, less accumulated amortization of $8,283,000 and $5,015,000,
    respectively.........................................................................    24,284         20,676
  Net long-term investment in financing leases...........................................    10,457         11,871
  Other..................................................................................    11,007         12,396
                                                                                           --------       --------
                                                                                            520,495        510,220
                                                                                           --------       --------
PROPERTY, PLANT AND EQUIPMENT, AT COST
  Computer equipment.....................................................................    63,041         56,765
  Leasehold improvements.................................................................    24,773         23,928
  Property leased to others..............................................................    16,020         16,020
  Other..................................................................................    17,849         16,806
                                                                                           --------       --------
                                                                                            121,683        113,519
  Less-Accumulated depreciation..........................................................    49,369         41,709
                                                                                           --------       --------
                                                                                             72,314         71,810
                                                                                           --------       --------
                                                                                           $832,102       $802,399
                                                                                           ========       ========
                       LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable.......................................................................  $ 19,616       $ 21,184
  Accrued employee payroll and benefits..................................................    31,531         30,233
  Federal income, property and other taxes payable.......................................    11,524          9,582
  Deferred income........................................................................    47,518         41,940
  Current portion of long-term debt, including capital lease obligations.................     4,872          5,105
  Other..................................................................................    36,996         30,675
                                                                                           --------       --------
                                                                                            152,057        138,719
                                                                                           --------       --------
LONG-TERM DEBT AND OTHER LIABILITIES
  Long-term debt, including capital lease obligations....................................   263,533        265,863
  Deferred income taxes..................................................................    11,990         13,189
  Other..................................................................................    14,127         13,625
                                                                                           --------       --------
                                                                                            289,650        292,677
                                                                                           --------       --------
        Total liabilities................................................................   441,707        431,396
                                                                                           --------       --------
CONTINGENCIES (NOTE 3)
REDEEMABLE PREFERRED STOCK...............................................................        --         16,874
                                                                                           --------       --------
COMMON SHAREHOLDERS' EQUITY
  Common stock and additional paid-in-capital............................................   234,272        226,494
  Retained earnings......................................................................   155,886        141,846
                                                                                           --------       --------
                                                                                            390,158        368,340
  Less -- Treasury stock, at average cost................................................        --         14,814
  Less -- Unearned compensation..........................................................       226            709
  Less -- Cumulative foreign currency translation adjustment.............................      (463)        (1,312)
                                                                                           --------       --------
        Total common shareholders' equity................................................   390,395        354,129
                                                                                           --------       --------
                                                                                           $832,102       $802,399
                                                                                           ========       ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        JUNE 30,                  JUNE 30,
                                                  ---------------------     ---------------------
                                                    1996         1995         1996         1995
                                                  --------     --------     --------     --------
                                                       (THOUSANDS EXCEPT PER SHARE AMOUNTS)
OPERATING REVENUES..............................  $187,658     $143,041     $368,387     $278,902
                                                  --------     --------     --------     --------
OPERATING EXPENSES
  Cost of services..............................   107,865       85,431      213,693      167,125
  Selling, general and administrative...........    52,363       37,077      100,884       71,863
  Depreciation..................................     4,494        2,926        8,632        6,137
  Amortization of goodwill......................     3,100        1,777        6,087        3,539
  Amortization of other intangible assets.......     2,517        2,717        5,183        5,308
                                                  --------     --------     --------     --------
          Total operating expenses..............   170,339      129,928      334,479      253,972
                                                  --------     --------     --------     --------
          Operating income......................    17,319       13,113       33,908       24,930
                                                  --------     --------     --------     --------
OTHER INCOME AND (DEDUCTIONS)
  Investment income.............................       602          344        1,469          646
  Interest expense..............................    (5,343)      (3,508)     (10,958)      (6,955)
  Foreign currency gain (loss)..................       827       (1,464)       1,043       (2,107)
  Other.........................................         1         (220)         (44)        (312)
                                                  --------     --------     --------     --------
          Total other income and (deductions)...    (3,913)      (4,848)      (8,490)      (8,728)
                                                  --------     --------     --------     --------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY
  ITEM..........................................    13,406        8,265       25,418       16,202
INCOME TAX EXPENSE..............................     5,889        3,689       11,501        7,172
                                                  --------     --------     --------     --------
Income before extraordinary item................     7,517        4,576       13,917        9,030
Extraordinary item-loss on early extinguishment
  of debt, net of income tax benefit of
  $288,000......................................        --         (534)          --         (534)
                                                  --------     --------     --------     --------
NET INCOME......................................     7,517        4,042       13,917        8,496
DIVIDENDS ON PREFERRED STOCK....................        --         (359)        (359)        (717)
                                                  --------     --------     --------     --------
NET INCOME APPLICABLE TO COMMON STOCK...........  $  7,517     $  3,683     $ 13,558     $  7,779
                                                  ========     ========     ========     ========
EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
  Income before extraordinary item..............  $   0.29     $   0.21     $   0.53     $   0.42
  Extraordinary item............................        --        (0.03)          --        (0.03)
                                                  --------     --------     --------     --------
     Total earnings per share...................  $   0.29     $   0.18     $   0.53     $   0.39
                                                  --------     --------     --------     --------
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING............................    26,252       20,033       25,807       19,822
                                                  ========     ========     ========     ========

                      PRIMARK CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                            JUNE 30,                  JUNE 30,
                                                      ---------------------     ---------------------
                                                        1996         1995         1996         1995
                                                      --------     --------     --------     --------
                                                                  (THOUSANDS OF DOLLARS)
Balance  --   Beginning of period...................  $148,369     $129,060     $141,846     $124,964
Add      --   Net Income............................     7,517        4,042       13,917        8,496
         --   Change in year-end of Subsidiaries
              (Note 1)..............................        --           --          482           --
Deduct   --   Dividends on Preferred Stock..........        --         (359)        (359)        (717)
                                                      --------     --------     --------     --------
Balance  --   End of period.........................  $155,886     $132,743     $155,886     $132,743
                                                      ========     ========     ========     ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
                                                                             (THOUSANDS OF
                                                                               DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income...........................................................  $ 13,917     $  8,496
  Adjustments to reconcile net income to net cash flows from operating activities:
     Change in year-end of subsidiary..................................     2,518           --
     Extraordinary loss on early extinguishment of debt................        --          534
     Depreciation and amortization.....................................    19,902       14,986
     Foreign currency (gain) loss -- net...............................    (1,043)       2,107
     Other.............................................................       116       (2,158)
     Changes in assets and liabilities which provided (used) cash,
      exclusive of changes shown separately............................   (18,492)      (3,499)
                                                                         --------     --------
          Net cash provided from operating activities..................    16,918       20,466
                                                                         --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of short-term notes payable.................................       708       60,009
  Repayment of short-term notes payable................................      (708)      (6,009)
  Issuance of long-term debt...........................................        --      125,000
  Repayment of long-term debt..........................................    (1,876)      (1,902)
  Debt issue costs.....................................................        --       (4,027)
  Common stock issuance and other......................................     4,582        2,015
                                                                         --------     --------
          Net cash provided from financing activities..................     2,706      175,086
                                                                         --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures.................................................   (10,634)      (8,672)
  Capitalized software.................................................    (4,674)      (1,775)
  Purchase of subsidiaries -- net of acquired cash.....................    (9,000)    (199,687)
  Principal payments received under financing leases...................     1,420        1,554
  Other -- net.........................................................    (2,765)       1,830
                                                                         --------     --------
          Net cash used for investing activities.......................   (25,653)    (206,750)
                                                                         --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH................................      (279)         494
                                                                         --------     --------
NET DECREASE IN CASH AND CASH EQUIVALENTS..............................    (6,308)     (10,704)
CASH AND CASH EQUIVALENTS, JANUARY 1...................................    62,332       20,059
                                                                         --------     --------
CASH AND CASH EQUIVALENTS, JUNE 30.....................................  $ 56,024     $  9,355
                                                                         ========     ========
CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED (USED) CASH, EXCLUSIVE
  OF CHANGES SHOWN SEPARATELY
  Billed, unbilled and other receivables -- net........................  $(20,131)    $ (9,518)
  Accounts payable.....................................................    (4,974)      (3,481)
  Federal income, property and other taxes payable -- net..............     3,148          462
  Other current assets and liabilities.................................     4,819        5,294
  Other noncurrent assets and liabilities..............................    (1,354)       3,744
                                                                         --------     --------
                                                                         $(18,492)    $ (3,499)
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

                      PRIMARK CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A. ACCOUNTING CHANGE -- PRINCIPLES OF CONSOLIDATION AND BASIS OF
PRESENTATION

     Effective January 1, 1996, the foreign and domestic accounts of Datastream International Limited and affiliates ("Datastream") and Vestek, wholly-owned subsidiaries of Primark Corporation (the "Company"), changed their reporting period from a fiscal year ending November 30 to a calendar year ending December
31. The change was made to provide more timely information and enhance comparability. In accordance with guidelines of the Securities and Exchange Commission, only six months of income and expense were included in the Consolidated Statements of Income. The subsidiaries' results of operations for December 1995 were credited directly to retained earnings. Cash flow activity for this same period has been reflected as a single line item in the operating activities section of the Consolidated Statements of Cash Flows.

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

4. REDEEMABLE PREFERRED STOCK

     On May 2, 1996, the Company received notification to convert the total outstanding shares of Primark Series A Cumulative Convertible Preferred Stock into shares of Primark common stock. The 674,943 preferred shares plus accrued and unpaid dividends, were converted into 1,164,276 shares of Primark common stock based upon the stated conversion rate of $14.49. The preferred shares were held entirely by the Profit Sharing and Stock Ownership Plan (PSSOP) of TASC, a wholly-owned subsidiary of the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  Results of Operations

     Primark reported net income of $7.5 million ($0.29 per share) and $13.6 million ($0.53 per share) for the three and six months ended June 30, 1996, respectively. These results reflect increases over 1995 net income before extraordinary items of $2.9 million (64.3%) and $4.9 million (54.1%) for the three and six month periods. Earnings per share before the 1995 extraordinary item, increased 38.1% and 26.2% for the three and six months, including the impact of an increase of over 30% in shares outstanding. The increase in common shares outstanding was the result of Primark's December, 1995 equity offering of
4.1 million shares and the May, 1996 conversion of 1.2 million shares associated with Primark's $16.9 million of convertible Preferred stock. The improvement in earnings reflect increases in revenue of 31.2% and 32.1% for the three and six months ended June 30, 1996. Earnings were further enhanced by a $2.3 million and a $3.2 million increase over 1995 for gains on foreign currency transactions for the quarter and year to date periods, respectively. Somewhat offsetting these improvements was a $1.8 million and a $4.0 million increase in interest expense, for the three and six month periods, respectively.

     The revenue improvements reflect the purchase of Disclosure and IBES in June of 1995, whose first six months of revenues were not reflected in the 1995 comparative results. Excluding the effects of the acquisition, Primark's other operations grew 11.5% and 12.8% for the quarter and year-to-date periods. Applied technology revenues, comprising the TASC and WSI business units, grew 10.3% for the quarter and 9.0% year-to-date. TASC's government services revenues increased 10.9% for the quarter, which is a continuation of the first quarter performance and resulted in a year-to-date improvement of 10.4%. The WSI weather division posted a 14.5% increase over 1995 second quarter revenue, marking an improvement from relatively flat first quarter results.

     The financial information businesses accounted for $30.0 million of the Company's $44.6 million of second quarter growth in revenues. Year-to-date the financial information businesses improved $58.8 million over 1995 while the Company as a whole improved $89.5 million. Within the financial information business mix Datastream grew 9.1% and 9.0% during the three and six month periods ended June 30, 1996, excluding the effects of currency. Datastream exhibited growth in all geographic regions, with the strongest quarterly performances in the Pacific basin at 22.1% and the Americas at 24.5%. The slowest growth was noted in the United Kingdom at 3.3% for the quarter, due to continued flat fund management sales and a heavily penetrated market for the existing Datastream research product. Although IBES's 1995 results were not included in Primark's 1995 reported results, revenues for IBES increased 17.7% over the second quarter of 1995 and 16.5% for the year-to-date period. IBES's growth reflects the success of the "IBES Express" product. Disclosure's year over year results continued to demonstrate the low growth patterns noted in the first quarter of 1996 with a 2.6% growth in the second quarter and a 3.3% growth rate for the year-to-date period. Disclosure's slow sales in 1996 resulted from some product delays as well as turnover in its domestic sales force.

     Primark's aircraft maintenance business, TIMCO grew revenues 27.1% for the second quarter and 39.3% year-to-date. The solid growth at TIMCO is a result of building added hanger space in the fourth quarter of 1995, coupled with TIMCO's ability to sell the added capacity in a growing market place for outsourced services.

  Capital Resources and Liquidity

     During the six months ended June 30, 1996, cash and cash equivalents decreased $6.3 million. Operating activities generated $16.9 million in cash of which $9.0 million was used to purchase Groupe DAFSA ("DAFSA") and $15.3 million to fund capital expenditures. During the second quarter, the trustees of the TASC PSSOP converted $16.9 million of its Series A Cumulative Convertible Preferred stock into 1,164,276 shares of Primark Common stock.

     During the first quarter of 1996, Primark changed the fiscal year end of Datastream and Vestek from November 30, to December 31. Pursuant to this change, the net income of these subsidiaries for December of

1995 was recorded to retained earnings. The impact of adjusting cash and intercompany accounts to comply with the new period was $2.5 million and is reflected as a cash inflow from operations in the Consolidated Statements of Cash Flows.

     Cash flows from operating activities provided $16.9 million of cash during the six months ended June 30, 1996, $3.5 million less than the prior year. The current year was impacted by working capital requirements which increased $15.0 million, partially offset by the increase in operations previously discussed. Increased receivables accounted for $20.1 million of working capital uses. TIMCO's receivable balance increased $8.4 million due to continued revenue growth. TASC's unbilled receivables increased $10.5 million due to the timing of billing government contracts.

     Financing activities for the first six months of 1996 provided $2.7 million, a decrease from the $175.1 million provided for the same period in 1995, most of which was used to fund the acquisition of Disclosure. Proceeds from option activity generated approximately $4.6 million of cash for the first half of 1996, during which the Company repaid $1.9 million of long-term debt.

     Investing activities used $25.7 million of cash during the six months ended June 30, 1996, compared to uses of $206.8 million during the first six months of 1995. The 1996 uses reflect the purchase of DAFSA for $9.0 million. DAFSA supplies company account information on all listed companies in France and ownership information on French companies through print and CD-ROM. The 1995 uses reflect the purchase of Disclosure for approximately $200.0 million in cash. Capital expenditures used $10.6 million through the first six months of 1996, an increase of $2.0 million over the first six months of 1995. Approximately $8.3 million of the capital expenditures were for computer equipment primarily at Datastream and Disclosure. Capitalized software expenditures increased $2.9 million over 1995 to $4.7 million for the six months ended June 30, 1996. The 1996 software expenditures include $4.1 million for development of new products at Datastream and Disclosure.

     Primark's revolving credit agreement of $75.0 million remains undrawn and together with invested cash, and the continued strong cash flows from operations, provides good liquidity for internal and external investment opportunities.

                          PART II -- OTHER INFORMATION

ITEM 4. RESULTS OF VOTES OF SECURITY HOLDERS

     The Company's Annual Meeting of Shareholders was held on May 22, 1996 for the purpose of electing a board of directors, approving a long-term incentive agreement, and approving the appointment of independent auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. There was no solicitation in opposition to management's solicitations.

     All of management's nominees for directors listed in the proxy statement were elected with the following vote:

                                                        SHARES
                                                        VOTED                  SHARES
                                                        "FOR"         %       "WITHHELD"     %
                                                      ----------     ----     ---------     ---
    Kevin J. Bradley................................  21,007,188     99.1%     199,336      0.9%
    John C. Holt....................................  21,116,808     99.6%      89,716      0.4%
    Joseph E. Kasputys..............................  20,969,568     98.9%     236,956      1.1%
    Steven Lazarus..................................  21,116,684     99.6%      89,840      0.4%
    Patricia G. McGinnis............................  21,135,813     99.7%      70,711      0.3%
    Robert W. Stewart...............................  20,963,107     98.9%     243,417      1.1%
    Constance K. Weaver.............................  21,153,165     99.7%      53,359      0.3%

     The long-term incentive agreement was approved by the following vote:

  SHARES                 SHARES
   VOTED                  VOTED                  SHARES                 SHARES
   "FOR"        %       "AGAINST"      %      "ABSTAINING"      %      NOT VOTED
- -----------    ----     ---------     ---     ------------     ---     ---------
 20,659,765    97.4%     401,202      1.9%       145,557       0.7%        0

     The appointment of Deloitte & Touche as independent auditors was approved by the following vote:

  SHARES                 SHARES
   VOTED                  VOTED                  SHARES                 SHARES
   "FOR"        %       "AGAINST"      %      "ABSTAINING"      %      NOT VOTED
- -----------    ----     ---------     ---     ------------     ---     ---------
 21,096,760    99.5%      56,663      0.3%        53,101       0.3%        0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

    EXHIBIT
    NUMBER                                   DESCRIPTION                                   PAGE
    -------   -------------------------------------------------------------------------    ----
       2-1    Purchase Agreement dated June 18, 1996 between Datastream International
              (France) SA and Talisman Management LTD..................................
      10-1    Lease Agreement by and between Parcel 33B Associates Limited Partnership and TASC, Inc............................................................
      10-2    Amendement to the Employment Agreement among John C. Holt, TASC, Inc.
              and the Company dated February 29, 1996, approved by shareholders on
              May 22, 1996.............................................................
      27      Financial Data Schedule..................................................

  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              PRIMARK CORPORATION
Date: August 1, 1996                          By:        /s/  STEPHEN H. CURRAN
                                              ----------------------------------------------
                                              Stephen H. Curran
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)