Form 10-Q
period 1996-09-30
PRIMARK CORP
filed 1996-11-06
CIK 356064

================================================================================

                            UNITED STATES SECURITIES
                            AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED SEPTEMBER 30, 1996           COMMISSION FILE NUMBER 1-8260



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


                                         NO CHANGES
     (Former name, former address and former fiscal year,if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes      X                                        No


     Number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 1996:

                  Common Stock, without par value: 27,066,519
================================================================================

                              PRIMARK CORPORATION

                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                                                                       PAGE
                                                                                      NUMBER
                                                                                      ------
COVER..............................................................................      i

INDEX..............................................................................     ii

PART I -- FINANCIAL INFORMATION
     Item 1.  Financial Statements.................................................      1
     Item 2.  Management's Discussion and Analysis of Results of Operations and
              Financial Condition..................................................      8

PART II -- OTHER INFORMATION
     Item 6. Exhibits and Reports on Form 8-K......................................     11

SIGNATURE..........................................................................     11

                        PART I -- FINANCIAL INFORMATION

                      PRIMARK CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                                 1996              1995
                                                                             -------------     ------------
                                                                                 (THOUSANDS OF DOLLARS)
                                         ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost (which approximates market value).....     $ 58,337         $ 59,990
  Receivables:
    Billed receivables less allowance for doubtful accounts of $2,472,000
     and $2,283,000, respectively..........................................      109,739          106,183
    Unbilled and other receivables.........................................       46,648           33,255
  Net assets of discontinued operations....................................           --              632
  Other current assets.....................................................       18,001           14,040
                                                                                --------         --------
                                                                                 232,725          214,100
                                                                                --------         --------
DEFERRED CHARGES AND OTHER ASSETS
  Goodwill, less accumulated amortization of $37,125,000 and $27,330,000,
    respectively...........................................................      474,046          436,203
  Other intangible assets, less accumulated amortization of $12,612,000 and
    $9,308,000, respectively...............................................       31,122           29,074
  Capitalized software, less accumulated amortization of $10,237,000 and
    $5,015,000, respectively...............................................       27,987           20,676
  Other....................................................................       11,254           11,156
                                                                                --------         --------
                                                                                 544,409          497,109
                                                                                --------         --------
PROPERTY, PLANT AND EQUIPMENT, AT COST
  Computer equipment.......................................................       64,399           56,765
  Leasehold improvements...................................................       25,323           23,928
  Other....................................................................       19,703           16,611
                                                                                --------         --------
                                                                                 109,425           97,304
  Less-Accumulated depreciation............................................       49,836           41,666
                                                                                --------         --------
                                                                                  59,589           55,638
                                                                                --------         --------
                                                                                $836,723         $766,847
                                                                                ========         ========
                                LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable.........................................................     $ 18,410         $ 21,177
  Accrued employee payroll and benefits....................................       35,933           30,233
  Federal income, property and other taxes payable.........................       18,856            9,602
  Deferred income..........................................................       51,106           41,940
  Current portion of long-term debt, including capital lease obligations...          242            1,353
  Other....................................................................       39,502           28,691
                                                                                --------         --------
                                                                                 164,049          132,996
                                                                                --------         --------
LONG-TERM DEBT AND OTHER LIABILITIES
  Long-term debt, including capital lease obligations......................      239,849          238,123
  Deferred income taxes....................................................        9,510           11,100
  Other....................................................................       14,812           13,625
                                                                                --------         --------
                                                                                 264,171          262,848
                                                                                --------         --------
         Total liabilities.................................................      428,220          395,844
                                                                                --------         --------
CONTINGENCIES (NOTE 5)
REDEEMABLE PREFERRED STOCK.................................................           --           16,874
                                                                                --------         --------
COMMON SHAREHOLDERS' EQUITY
  Common stock and additional paid-in-capital..............................      235,563          226,494
  Retained earnings........................................................      172,347          141,846
                                                                                --------         --------
                                                                                 407,910          368,340
  Less -- Treasury stock, at average cost..................................           --           14,814
  Less -- Unearned compensation............................................           --              709
  Less -- Cumulative foreign currency translation adjustment...............         (593)          (1,312)
                                                                                --------         --------
         Total common shareholders' equity.................................      408,503          354,129
                                                                                --------         --------
                                                                                $836,723         $766,847
                                                                                ========         ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                           THREE MONTHS ENDED  NINE MONTHS ENDED
                                                             SEPTEMBER 30,       SEPTEMBER 30,
                                                           ------------------  ------------------
                                                             1996      1995      1996      1995
                                                           --------  --------  --------  --------
                                                            (THOUSANDS EXCEPT PER SHARE AMOUNTS)
OPERATING REVENUES........................................ $194,013  $166,970  $558,960  $442,377
                                                           --------  --------  --------  --------
OPERATING EXPENSES
     Cost of services.....................................  118,939    99,246   332,990   266,648
     Selling, general and administrative..................   45,336    41,316   144,513   111,467
     Depreciation.........................................    4,597     4,377    13,229    10,514
     Amortization of goodwill.............................    3,182     3,017     9,269     6,556
     Amortization of other intangible assets..............    2,708     3,726     7,849     8,992
                                                           --------  --------  --------  --------
          Total operating expenses........................  174,762   151,682   507,850   404,177
                                                           --------  --------  --------  --------
          Operating income................................   19,251    15,288    51,110    38,200
                                                           --------  --------  --------  --------
OTHER INCOME AND (DEDUCTIONS)
     Investment income....................................      773        85     2,219       686
     Interest expense.....................................   (4,934)   (6,149)  (14,559)  (11,605)
     Foreign currency gain (loss).........................      444       (77)    1,487    (2,184)
     Other................................................     (866)     (551)     (910)     (863)
                                                           --------  --------  --------  --------
          Total other income and (deductions).............   (4,583)   (6,692)  (11,763)  (13,966)
                                                           --------  --------  --------  --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.....   14,668     8,596    39,347    24,234
INCOME TAX EXPENSE........................................    6,854     4,121    18,121    11,186
                                                           --------  --------  --------  --------
INCOME FROM CONTINUING OPERATIONS.........................    7,814     4,475    21,226    13,048
                                                           --------  --------  --------  --------
DISCONTINUED OPERATIONS (NOTE 3)
     Discontinued operations, net of income tax expense
       (benefit) of ($5,000), $43,000, $230,000 and
       $150,000, respectively.............................      247       226       752       683
     Gain on disposal of discontinued operations, net of
       income tax expense of $5,407,000...................    8,400        --     8,400        --
                                                           --------  --------  --------  --------
     Total discontinued operations........................    8,647       226     9,152       683
                                                           --------  --------  --------  --------
INCOME BEFORE EXTRAORDINARY LOSS..........................   16,461     4,701    30,378    13,731
                                                           --------  --------  --------  --------
EXTRAORDINARY ITEM-LOSS ON EARLY EXTINGUISHMENT OF DEBT,
     net of income tax benefit of $288,000................       --        --        --      (534)
                                                           --------  --------  --------  --------
NET INCOME................................................   16,461     4,701    30,378    13,197

DIVIDENDS ON PREFERRED STOCK..............................       --      (359)     (359)   (1,076)
                                                           --------  --------  --------  --------
NET INCOME APPLICABLE TO COMMON STOCK..................... $ 16,461  $  4,342  $ 30,019  $ 12,121
                                                           ========  ========  ========  ========
EARNINGS PER COMMON AND COMMON EQUIVALENT SHARES
     Income from continuing operations.................... $   0.30  $   0.20  $   0.81  $   0.60
     Discontinued operations
          Discontinued operations.........................     0.01      0.01      0.03      0.03
          Gain on disposal of discontinued operations.....     0.32        --      0.32        --
                                                           --------  --------  --------  --------
     Total discontinued operations........................     0.33      0.01      0.35      0.03
                                                           --------  --------  --------  --------
     Income before extraordinary item.....................     0.63      0.21      1.16      0.63
     Extraordinary item...................................       --        --        --     (0.03)
                                                           --------  --------  --------  --------
          Total earnings per share........................ $   0.63  $   0.21  $   1.16  $   0.60
                                                           ========  ========  ========  ========
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
  OUTSTANDING.............................................   26,252    20,634    25,807    20,097
                                                           ========  ========  ========  ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                        ----------------------
                                                                          1996         1995
                                                                        --------     ---------
                                                                        (THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income.......................................................  $ 30,378      $ 13,197
     Adjustments to reconcile net income to net cash flows from operating activities:
          Discontinued operations.....................................    (9,152)         (683)
          Change in year-end of subsidiary............................     2,518            --
          Extraordinary loss on early extinguishment of debt..........        --           534
          Depreciation and amortization...............................    30,347        26,062
          Foreign currency transaction (gain) loss -- net.............    (1,487)        2,184
          Other.......................................................       223        (3,992)
          Changes in assets and liabilities which provided (used)
            cash, exclusive of changes shown separately...............    (8,241)       (4,971)
                                                                        --------      --------
               Net cash provided from operating activities............    44,586        32,331
                                                                        --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of short-term notes payable.............................       708       210,148
     Repayment of short-term notes payable............................      (708)     (154,970)
     Issuance of long-term debt.......................................        --       125,000
     Debt issue costs.................................................        --        (4,737)
     Common stock issuance and other..................................     6,518         4,039
                                                                        --------      --------
               Net cash provided from financing activities............     6,518       179,480
                                                                        --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures.............................................   (19,166)      (14,876)
     Capitalized software.............................................    (8,727)       (3,326)
     Purchase of subsidiaries -- net of acquired cash.................   (38,400)     (199,395)
     Cash from discontinued operations................................    15,191           458
     Other -- net.....................................................    (1,420)       (2,330)
                                                                        --------      --------
               Net cash used for investing activities.................   (52,522)     (219,469)
                                                                        --------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...............................      (235)           18
                                                                        --------      --------
NET DECREASE IN CASH AND CASH EQUIVALENTS.............................    (1,653)       (7,640)
CASH AND CASH EQUIVALENTS, JANUARY 1..................................    59,990        16,981
                                                                        --------      --------
CASH AND CASH EQUIVALENTS, SEPTEMBER 30...............................  $ 58,337      $  9,341
                                                                        ========      ========
CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED (USED) CASH,
  EXCLUSIVE OF CHANGES SHOWN SEPARATELY
     Billed, unbilled and other receivables -- net....................  $(14,130)    $ (14,323)
     Accounts payable.................................................    (7,413)       (7,465)
     Federal income, property and other taxes payable -- net..........     3,654         2,340
     Other current assets and liabilities.............................    13,766        12,348
     Other noncurrent assets and liabilities..........................    (4,118)        2,129
                                                                        --------     ---------
                                                                        $ (8,241)    $  (4,971)
                                                                        ========     =========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                                            SEPTEMBER 30,           SEPTEMBER 30,
                                                         --------------------    --------------------
                                                           1996        1995        1996        1995
                                                         --------    --------    --------    --------
                                                                    (THOUSANDS OF DOLLARS)
Balance  --   Beginning of period....................... $155,886    $132,743    $141,846    $124,964
Add      --   Net Income................................   16,461       4,701      30,378      13,197
              Change in year-end of Subsidiaries (Note
         --   1)........................................       --          --         482          --
Deduct   --   Dividends on Preferred Stock..............       --        (359)       (359)     (1,076)
                                                         --------    --------    --------    --------
Balance  --   End of period............................. $172,347    $137,085    $172,347    $137,085
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

                      PRIMARK CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  a.  Accounting Change -- Principles of Consolidation and Basis of Presentation

     Effective January 1, 1996, the foreign and domestic accounts of Datastream International Limited and affiliates ("Datastream") and Vestek, wholly-owned subsidiaries of Primark Corporation (the "Company"), changed their reporting period from a fiscal year ending November 30 to a calendar year ending December
31. The change was made to provide more timely information and enhance comparability. In accordance with guidelines of the Securities and Exchange Commission, only nine months of income and expense were included in the Consolidated Statements of Income. The subsidiaries' results of operations for December 1995 were credited directly to retained earnings. Cash flow activity for this same period has been reflected as a single line item in the operating activities section of the Consolidated Statements of Cash Flows.

  b.  Newly Issued Accounting Standards

     In October 1995, Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," was issued. This statement, which is effective beginning January 1, 1996, requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

2.  ACQUISITION OF THE YANKEE GROUP

     On August 9, 1996, the Company acquired Yankee Group Research, Inc. (the "Yankee Group"), pursuant to the terms of a Stock Purchase agreement by and between the Company and the shareholders of the Yankee Group. The purchase price included a cash payment of $31,000,000 on August 9, 1996, a guaranteed payment of $2,740,000 on the second anniversary of the closing, and future contingent payments ranging from $0 to a maximum of $31,000,000. Of the $31,000,000 maximum contingent payment, $4,260,000 is based upon the Yankee Group achieving certain 1996 operating revenues and income amounts. The balance of the contingent payment is based upon achieving certain compounded annual growth rates in revenues and cash flows over a three year period. Under the terms of the agreement, at the end of the contingency period, a specified core management structure must exist and compounded annual growth rates of both revenue and cash flows of approximately 20% must be achieved to receive a minimum payout. In order to receive the maximum contingent payout of $31,000,000, compounded annual growth rates of both revenue and cash flows must be equal to or greater than 30%.

     The acquisition of the Yankee Group was accounted for as a purchase and, accordingly, the purchase price was allocated to the Yankee Group's tangible net assets acquired, based upon preliminary estimates of their fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of total net assets acquired of approximately $31,000,000 was allocated to goodwill and is being amortized on a straight-line basis over 40 years. The deferred purchase price of $2,740,000 has been recorded at its present value, using an imputed interest rate of 9%. Future contingent payments will be recorded as additional goodwill when paid. Future adjustments to the total purchase price allocation, if any, are not expected to materially affect the Company's financial statements.

     The Yankee Group, headquartered in Boston, was founded by Howard Anderson in 1970. The company provides information technology research services covering a range of topics including wireless communications, data communications, client/server issues, enterprise computing, intranets and Internet applications. The company's 1995 revenues were approximately $14 million.

                      PRIMARK CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  DISCONTINUED OPERATIONS

     On September 30, 1996, the Company sold all of the issued and outstanding stock of the Company's wholly owned subsidiary, Primark Storage Leasing Corporation, ("PSLC") for $14,300,000 in cash. The disposal of PSLC resulted in an after-tax gain of approximately $8,400,000 and eliminated $28,700,000 of non-recourse debt from the Company's balance sheet. In connection with the sale of PSLC, the purchaser has agreed to indemnify Primark from and against all expenses and liabilities that Primark may occur with repsect to any adverse environmental condition relating to PSLC's natural gas storage fields. The results of PSLC's operations have been reported separately as a component of discontinued operations. Prior year consolidated financial statements have been restated to present the PSLC business as a discontinued operation.

4.  SHORT-TERM AND LONG-TERM DEBT

     On March 12, 1996, the Company, together with its commercial banks, amended the Revolving Credit Agreement and Term Loan agreement dated June 29, 1995. The amendment, among other matters, relaxed the performance pricing criteria and established lower interest rates based upon meeting these thresholds. The effect of the amendment was to lower Primark's effective rate of interest 25 to 50 basis points when performance pricing is achieved.

5.  CONTINGENCIES

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

6.  REDEEMABLE PREFERRED STOCK

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

7.  SUBSEQUENT EVENTS

  a.  Acquisition of ICV

     On October 24, 1996, the Company acquired ICV Limited, pursuant to the terms of an Agreement for sale/purchase of the issued share capital of ICV Limited, between D. Taylor Esq. and others, Primark Information Services UK Limited and the Company. The purchase price included $36,700,000 in cash, $8,250,000 in notes payable and 2,200,000 million shares of the Company's common stock. ICV is a provider of real-time quote information and news within the United Kingdom.

                      PRIMARK CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  b.  Majority Ownership of Worldscope

     The Company acquired for $5,000,000, an additional 30% ownership interest in Worldscope pursuant to the terms of a Partnership Interest Purchase and Sale Agreement and various documents dated October 15, 1996 between Disclosure Incorporated and affiliates and The Winthrop Corporation and affiliates. The purchase increased Primark's ownership in Worldscope to 80%. Formerly a 50% partnership accounted for on the equity method, the additional acquisition gives the Company controlling interest in Worldscope's operations which will be included in Primark's consolidated operations from October 15, 1996. The Worldscope database contains descriptive profiles, news and detailed financial statements on over 11,900 companies in 45 countries. The financial statements are adjusted to a common accounting format, allowing cross-border screening and searching. In addition to its global database, Worldscope offers an emerging market database.

8.  GENERAL

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  Results of Operations

     Primark reported net income of $16.5 million ($0.63 per share) and $30.0 million ($1.16 per share) for the three and nine months ended September 30, 1996, respectively. These results include an $8.4 million after tax gain on the discontinued operations of Primark Storage Leasing Corporation ("PSLC") which was sold for $14.3 million in cash on September 30, 1996. The revenues, operating income and net income of PSLC have been eliminated from continuing operations for all periods presented and reported as discontinued operations. Net income from continuing operations of $7.8 million ($0.30 per share) and $21.2 million ($0.81 per share) reflect increases of 74.6% and 62.7% over the comparative 1995 three and nine month periods. Excluding discontinued operations and extraordinary items, earnings per share increased 50.0% and 35.0% for the three and nine month periods, despite the impact of an increase of over 27% in shares outstanding. The increase in common shares outstanding was the result of Primark's December 1995 equity offering of 4.1 million shares and the May 1996 conversion of 1.2 million shares associated with Primark's $16.9 million of Convertible Preferred Stock.

     The growth in earnings was impacted by increases in revenue of 16.2% and 26.4% for the three and nine months ended September 30, 1996, respectively. The revenue improvements reflect the inclusion in the 1996 third quarter of the operations of DAFSA since June 18, 1996 and the Yankee Group since August 9, 1996, as well as the June 1995 purchase of Disclosure and I/B/E/S. The operations of DAFSA and the Yankee Group are included since their purchase dates, but provided only 2% of consolidated revenues for the third quarter and 1% for the year to date periods. Gains on foreign currency transactions also contributed to earnings, with increases of $0.5 million and $3.7 million over the 1995 third quarter and year to date periods, respectively. Interest expense increased 25.5% over the 1995 year-to-date period as the $125 million term loan was outstanding for a nine month period versus a three month period in 1995. On a quarterly basis, interest expense decreased 19.8% from the 1995 period primarily due to reductions of previously outstanding debt.

OPERATING RESULTS BY SEGMENT (IN MILLIONS)
                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30, 1996           SEPTEMBER 30, 1996
                                                -----------------------     ------------------------
                                                 1996    1995    CHANGE      1996     1995    CHANGE
                                                ------   -----   ------     ------   ------   ------
OPERATING REVENUES
Information Services
     Applied Technology.......................  $102.1   $87.4   $14.7      $288.1   $258.1   $30.0
     Financial Information Services...........  $ 66.0   $59.3   $ 6.7      $190.2   $124.7   $65.5
Transportation Services.......................  $ 25.9   $20.3   $ 5.6      $ 80.6   $ 59.6   $21.0
OPERATING INCOME
Information Services
     Applied Technology.......................  $  9.3   $ 6.6   $ 2.7      $ 24.4   $ 19.2   $ 5.2
     Financial Information Services...........  $  9.4   $ 8.5   $ 0.9      $ 26.1   $ 17.9   $ 8.2
Transportation Services.......................  $  0.9   $ 1.6   $(0.7)     $  4.8   $  5.4   $(0.6)

     Applied technology revenues, comprised of the TASC, WSI and the Yankee Group business units, grew 16.8% for the quarter and 11.6% year-to-date. The revenues of the Yankee Group, acquired in August 1996 contributed $2.5 million during the third quarter. TASC's government services revenues continued its year-to-date trend, growing at 14.6% and 11.8% for the three and nine month periods, respectively. WSI's revenues grew 16.7% over the 1995 third quarter, continuing the turnaround from the relatively flat first quarter.

     The financial information markets grew 11.4% and 52.5% over the 1995 three and nine month periods, respectively. The 1996 nine month period was affected positively by the inclusion of a full nine months of Disclosure and I/B/E/S's operations, compared to three months of operations included in the 1995 nine month period. During the 1996 third quarter, Datastream grew 11.9%, I/B/E/S 23.7%, while Disclosure was flat compared to the 1995 third quarter. The revenues of DAFSA, acquired in June, 1996, contributed $2.2 million during the third quarter.

     For both periods presented, Datastream's revenues and operating income were negatively affected by the strong dollar; however, net income was effectively insulated from currency due to gains from hedging activities. Excluding currency, Datastream grew 16.8% in the quarter and 11.6% year-to-date. All geographic regions exhibited growth during the quarter with the Americas growing 19.3%, the Pacific Basin 21.4%, continental Europe 24.5% and the United Kingdom 9.7%. Disclosure experienced a flat quarter and grew only 2% for the nine months ended September 30, 1996. Growth in Disclosure's international sales of 17.9% and 33.9% for the three and nine month periods helped to offset the impact of declines in microfiche sales and sales through third-party database vendors such as CompuServe. New product introductions are fueling growth but are offset by the flat to slow growing Demand Center business which currently comprises over 30% of Disclosure's revenues. I/B/E/S grew an impressive 23.7% and 19.0% over the three and nine month periods ended September 30, 1995. Sales of products for international investing and the success of the "I/B/E/S Express" product introduced at the beginning of 1996 have fueled this growth.

     Primark's aircraft maintenance business, TIMCO, grew revenues 27.6% for the third quarter and 35.4% year-to-date. The solid growth at TIMCO is a result of building added hanger space in the fourth quarter of 1995, coupled with TIMCO's ability to sell the added capacity in a growing market place for outsourced services.

     Primark's operating income increased 25.9% for the quarter and 33.8% year-to-date, resulting in a slight margin improvement for both the quarter and year-to-date periods. While most of Primark's operations experienced margin improvements, DAFSA, Disclosure and TIMCO had lower margins. DAFSA experienced integration expenses in the process of becoming part of the Primark and Datastream operations. Disclosure incurred additional expenses related to the process of rolling out new products and reconfiguring its Demand business. The addition of the third hangar at TIMCO has increased revenues, but has also increased workloads, resulting in higher overtime and expensive contract labor.

  Capital Resources and Liquidity

     During the nine months ended September 30, 1996, cash and cash equivalents decreased $1.7 million. Cash applications during this period primarily included $38.4 million to fund acquisitions and $27.9 million to fund capital expenditures and capitalized software. Significantly offsetting these applications were $44.6 million generated from operating activities and proceeds from the Company's sale of Primark Storage Leasing Corporation on September 30, 1996 which provided $14.3 million in cash and eliminated $28.7 million in debt.

     During the second quarter, the Company converted $16.9 million of its Series A Cumulative Convertible Preferred Stock into 1,164,276 shares of Primark common stock. During the first quarter of 1996, Primark changed the reporting period of Datastream and Vestek from November 30, to December 31. The impact of adjusting cash and intercompany accounts to comply with the new period was $2.5 million and is reflected in the Consolidated Statement of Cash Flows. The Company believes this change will provide more timely and comparable results.

     Cash flows from operating activities provided $44.6 million of cash during the nine months ended September 30, 1996, a $12.3 million increase over the 1995 nine month period. The increase reflects growth in net income and the balance sheet effect of the change in subsidiaries' year end, partially offset by changes in working capital. Other deferred liabilities increased working capital uses due to the deferred purchase price liability of $2.3 million for the Yankee Group.

     Financing activities provided $6.5 million of cash through September of 1996, a decrease from the $179.5 million provided for the same period in 1995, during which the Company borrowed $125 million of long-term debt primarily used to fund the acquisition of Disclosure. Proceeds from option activity generated approximately $4.6 million through September 30, 1996.

     Investing activities used $52.5 million of cash during the nine months ended September 30, 1996, compared to uses of $219.5 million during 1995. The 1996 uses reflect the purchases of DAFSA for $9.0 million and the Yankee Group for $29.4 million. DAFSA supplies company account information on all listed companies in France and ownership information on French companies through print and CD-ROM. The Yankee Group provides information technology research services covering a range of topics including wireless and data communications, client/server issues, intranets and Internet applications. The 1995 uses reflect the purchase of Disclosure for approximately $200.0 million in cash. Capital expenditures used $19.2 million through the first nine months of 1996, an increase of $4.3 million over the first nine months of 1995.

Approximately $12.2 million of the capital expenditures were for computer equipment at Datastream, Disclosure and TASC. Capitalized software expenditures increased $5.4 million over the 1995 nine month period to $8.7 million. Software expenditures reflect $7.9 million for development of new products at Datastream and Disclosure. Partially offsetting investing uses was $14.3 million of cash proceeds provided by the sale of Primark Storage Leasing Corporation, as mentioned above.

     On October 15, 1996, Primark purchased an additional 30% of Worldscope for $5.0 million in cash, bringing its current ownership to 80%. Formerly a 50% partnership accounted for on the equity method, the additional acquisition gives Primark controlling interest in Worldscope's operations which will be included in Primark's consolidated operations from October 15, 1996. On October 24, 1996, Primark purchased ICV Limited, a provider of real-time quote information and news within the United Kingdom. The purchase price included $36.7 million in cash, $8.3 million in notes payable and 2.2 million shares of Primark's common stock. The total purchase price, net of cash acquired, and giving effect to currency rates and Primark's stock price was $92.2 million, excluding fees.

     Primark's subsequent purchases of Worldscope and ICV used approximately $29 million of the $58.3 million in cash at September 30, 1996. Primark's revolving credit agreement of $75.0 million remains undrawn and together with invested cash, and the continuing strong cash flows from Primark's existing and acquired operations, provides good liquidity for internal and external investment opportunities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

   EXHIBIT
   NUMBER       DESCRIPTION                                                             PAGE
   -----       ------------                                                             ----
    2-1       Purchase Agreement dated as of June 18, 1996 between Datastream
              International (France) SA and Talisman Management LTD (Exhibit 2-1 to the
              Company's June 30, 1996 Form 10-Q).

    2-2       Stock Purchase Agreement between the Company and Howard Anderson dated as of August 9, 1996 (Exhibit 2-1 to the Company's August 15, 1996 Form
              8-K).

    2-3*      Stock Purchase and Sale Agreement dated as of September 30, 1996 between the Company and American Natural Resources Company.

   10-1       Amendment to the Transaction Documents dated as of March 12, 1996
              (Exhibit 10-1 to the Company's March 31, 1996 Form 10-Q).

   10-2       Lease Agreement by and between Parcel 33B Associates Limited Partnership and TASC, Inc. (Exhibit 10-1 to the Company's June 30, 1996 Form 10-Q).

   10-3       Amendment to the Employment Agreement among John C. Holt, TASC, Inc. and the Company dated February 29, 1996, approved by shareholders on May 22,
              1996. (Exhibit 10-2 to the Company's June 30, 1996 Form 10-Q).

     27*      Financial Data Schedule

---------------

 *   Indicates document filed herewith.

     For the Company's documents incorporated by reference, references are to File No. 1-8260.

(b) The Company filed one report on Form 8-K on August 15, 1996 regarding the acquisition of the Yankee Group.



                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PRIMARK CORPORATION

                                     By:        /S/ STEPHEN H. CURRAN
                                        ........................................
                                                   STEPHEN H. CURRAN
                                               Senior Vice President and
                                                Chief Financial Officer
                                             (Principal Financial Officer)

Date: November 6, 1996