Form 10-K405
period 1996-12-31
PRIMARK CORP
filed 1997-03-27
CIK 356064

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                            NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                             ON WHICH REGISTERED
             -------------------                             -------------------
       Common stock, without par value                     New York Stock Exchange
                                                           Pacific Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No
                ---    ---
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---     ---
     The aggregate market value of the registrant's common stock held by non-affiliates as of February 28, 1997 was $673,885,292, based on the closing price on that day (New York Stock Exchange -- Composite Transactions).

     Number of Shares outstanding of the registrant's common stock without par value on February 28, 1997 was 27,090,866.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Primark's 1996 Annual Report are incorporated by reference in
Part I, Item 1, and Part II, Items 5, 6, 7 and 8. Portions of Primark's 1997 Proxy Statement for its 1997 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 1996, are incorporated by reference in Part III, Items 10, 11, 12 and 13.

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
            Cover Page.................................................................    i
            Index......................................................................   ii
PART I
  Item 1.   Business...................................................................    1
  Item 2.   Properties.................................................................   14
  Item 3.   Legal Proceedings..........................................................   15
  Item 4.   Submission of Matters to a Vote of Security Holders........................   15
            Executive Officers of the Registrant.......................................   16

PART II
  Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters......   17
  Item 6.   Selected Financial Data....................................................   17
  Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
              Operations...............................................................   17
  Item 8.   Financial Statements and Supplementary Data................................   17
  Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure...............................................................   17

PART III
  Item 10.  Directors and Executive Officers of the Registrant.........................   17
  Item 11.  Executive Compensation.....................................................   17
  Item 12.  Security Ownership of Certain Beneficial Owners and Management.............   17
  Item 13.  Certain Relationships and Related Transactions.............................   17

PART IV
  Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K..........   18
            Signatures.................................................................   23

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Primark Corporation ( the "Company" or "Primark") is a Michigan corporation organized in 1981. The Company is engaged principally in the information services industry serving two primary markets, Financial Information and Applied Technology. The Company's Financial Information businesses consist of the operations of Datastream International Limited and affiliates ("Datastream"), Disclosure Incorporated ("Disclosure"), Groupe DAFSA S.A. ("DAFSA"), I/B/E/S International, Inc. ("I/B/E/S"), ICV Limited ("ICV"), Vestek Systems, Inc. ("Vestek") and Worldscope/Disclosure LLC ("Worldscope"). Primark also has an equity interest in Primark Decision Economics, Inc. ("PDE"). Subsequent to year end, Primark purchased two additional financial information businesses, Baseline Financial Services, Inc. ("Baseline") and WEFA Holdings, Inc. ("WEFA"). Primark develops and markets "value-added" database and information products that cover established and emerging markets worldwide, as well as proprietary analytical software for the analysis and presentation of financial and economic information. Customers include investment managers, investment bankers, financial market traders, analysts, accounting and legal professionals and information and reference service providers. The Applied Technology activities, conducted through TASC, Inc. ("TASC"), the Yankee Group Research, Inc. (the "Yankee Group") and WSI Corporation ("WSI"), provide a broad spectrum of technology-based information services and products primarily to U.S. government agencies principally involved in national security and intelligence related activities, and increasingly to commercial customers such as vendors and users of telecommunications and computing, as well as users of real-time weather information. The Company is also engaged in transportation services through its wholly-owned subsidiary, Triad International Maintenance Corporation ("TIMCO"). At December 31, 1996, the Company and its subsidiaries employed 5,938 persons.

     Commencing with Primark's acquisition of TASC in 1991, the Company embarked on a strategy of combining information technology expertise with proprietary data content to serve the increasing information requirements of its customers with value-added products. The Company focused its strategy on the Financial Information market through its acquisitions of Datastream in 1992 and Vestek in 1994, while divesting certain of its non-core operations. In 1995, Primark expanded its domestic presence in Financial Information content services through the acquisition of Disclosure and I/B/E/S. During 1996, the Company expanded its Financial information businesses through the acquisitions of DAFSA and ICV along with obtaining a controlling interest in Worldscope and by forming a joint venture, Primark Decision Economics. Primark continued this expansion into 1997 with the acquisitions of Baseline and WEFA. The acquisition of the Yankee Group, also in 1996, expanded Primark's presence in the Applied Technology Market.

     Information regarding the revenues, operating results and identifiable assets of the Company and its subsidiaries, both by industry and geographical region, is incorporated by reference herein from Note 11 to the Consolidated Financial Statements entitled "Segment and Geographic Information" in the Company's 1996 Annual Report.

  Acquisitions

     On October 24, 1996, the Company acquired all the outstanding stock of ICV. ICV supplies a variety of real-time data and news products covering U.K. Domestic equities to equity traders and investors in London and throughout the United Kingdom. ICV reported total revenues of $40 million for the year ended December 31, 1995.

     On October 15, 1996, the Company acquired an additional 30% ownership interest in Worldscope, giving Primark a controlling ownership interest of 80%. Prior to the transaction, Worldscope was a 50% investment accounted for under the equity method. Worldscope's database contains descriptive profiles, news and detailed financial statements on over 13,000 publicly traded companies in 52 countries. The financial statements contained in the database are adjusted to a common accounting format, allowing cross-border screening and searching. Worldscope reported approximately $6 million in revenues for the twelve months ended December 31, 1995.

     On August 9, 1996, the Company acquired Yankee Group which provides information technology research services covering a range of topics including wireless communications, data communications, client/server issues, enterprise computing, intranets and Internet applications. The company's 1995 revenues were approximately $14 million.

     On June 18, 1996, the Company acquired DAFSA. DAFSA supplies company account information on all listed companies in France and ownership information on French companies through print and CD-ROM. DAFSA produces annual sector analysis and reports and provides independent research coverage and earnings estimates on major French companies. The company reported $7.3 million of revenues for the twelve months ended December 31, 1995.

     On January 6, 1997, the Company purchased all of the outstanding stock of Baseline for $40.7 million in cash. Baseline generated revenues estimated at $12.8 million for the twelve months ended October 31, 1996. Headquartered in New York City, Baseline has an office in Philadelphia and employs approximately 80 people. Baseline provides institutional investors with visual valuation graphics which portray financial market information to institutional accounts throughout the U.S., Canada and the United Kingdom.

     On February 7, 1997, the Company acquired all of the outstanding stock of WEFA Holdings, Inc. ("WEFA") for $45.0 million in cash. WEFA generated an estimated $28.6 million in revenues for the year ended December 31, 1996. Headquartered in Pennsylvania, WEFA has offices in Canada, Europe, and South Africa and employs over 150 economists. WEFA is an international provider of value added economic information, software and consulting services to Fortune 1,000 companies, governments, universities and financial institutions.

     Information regarding the Company's acquisitions is incorporated by reference herein from Note 2 and Note 12 to the Consolidated Financial Statements entitled "Acquisitions" and "Subsequent Events", respectively in the 1996 Annual Report.

  Discontinued Operations

     On September 30, 1996, the Company sold all of the issued and outstanding stock of its wholly-owned subsidiary, Primark Storage Leasing Corporation ("PSLC"). The results of PSLC's operations have been reported separately as a component of discontinued operations. Prior year consolidated financial statements have been restated to present the PSLC business as a discontinued operation. Information regarding the Company's discontinued operation is incorporated herein from Note 3 to the Consolidated Financial Statements entitled "Dispositions and Other Charges" in the 1996 Annual Report.

INFORMATION SERVICES SEGMENT

     Primark's information services industry serves two primary markets, Financial Information and Applied Technology. During 1996, the operations of Datastream, DAFSA, Disclosure, I/B/E/S , ICV, PDE, Vestek, and Worldscope provided the financial information markets with economic and financial information and analysis of the information through proprietary software. The applied technology activities, consisting of the operations of TASC, WSI and the Yankee Group, provide a myriad of technology-based information services and products, primarily to U.S. Government national security and intelligence agencies and commercial customers.

FINANCIAL INFORMATION MARKET

  Datastream

     Founded in 1964 and acquired by Primark in 1992, Datastream provides on-line historical economic and financial information, along with proprietary analytical software for accessing and manipulating such information. Datastream is also a leading provider of computer-based investment valuation and fund services in the United Kingdom. Datastream's customers include approximately 1,600 financial organizations in 50 countries, including investment bankers, brokers, pension and money fund managers and insurance companies that use financial and economic information for investment research and analysis. Other users include publishers of financial journals and daily newspapers, business schools and universities.

     The core of Datastream's operations is its centralized data system which maintains a series of linked databases of extensive international economic and financial data collected from wire services, official publications of national agencies, stock, options and futures exchanges, other information vendors, brokers, dealers, banks and issuers. Customers have on-line access to Datastream's databases through personal computers, networks or workstations. Datastream's products and services enable customers to perform extensive investment research and analysis, investment administration and portfolio valuations on securities in all major markets, and to produce graphics, statistics, time series analysis and perform other analytical functions.

     Datastream's customers typically subscribe through annual contracts. These contracts are automatically renewed, unless notice of cancellation is given three months before the annual renewal date. None of Datastream's customers contribute more than 2% of Datastream's total revenues. Accordingly, the Company does not believe that the loss of any one of Datastream's customers would have a material adverse effect on Datastream's business.

     Datastream's products and services fall into two principal categories -- investment research and fund management services.

     Investment research services accounted for approximately 85%, 85% and 82% of Datastream's total revenues for the fiscal years ended December 31, 1996, November 30, 1995 and 1994, respectively. These services consist of a set of software programs to manipulate, analyze and present financial and economic information obtained from Datastream's databases. The software is designed to facilitate the customers' access to data from any of Datastream's databases, and to manipulate this data in a variety of pre-programmed and pre-formatted ways such as graphs, regressions, and tables.

     Fund management services accounted for approximately 15%, 15% and 18% of Datastream's total revenues for the fiscal years ended December 31, 1996, November 30, 1995, and 1994, respectively. Fund management services provide investment accounting, portfolio valuation and performance measurement activities predominantly to fund managers, unit trusts, mutual funds and portfolio managers located primarily in the U.K. Other customers include U.K. clearing banks, insurance companies and international financial institutions.

     A critical component of Datastream's business is the data itself. Datastream's principal supply requirements are for raw financial and economic data which are acquired from numerous data suppliers worldwide and developed internally. Once acquired, the data are edited and stored in Datastream's databases for access and manipulation through Datastream's applications and value-added software programs. Data suppliers generally retain ownership of the raw data, but allow Datastream and its customers the use of such data. Datastream places great importance on the quality of its data and has developed a program to continuously review its data sources to ensure quality control and continuity. Wherever possible, Datastream develops multiple sources of data to provide backup and cross-checking.

     Data relating to equities include pricing information for earnings and dividends on approximately 45,000 stocks from 59 countries, including all major markets and a number of emerging markets. This data includes historical earnings and dividend data, as well as forecast data supplied by market specialists. Data relating to bonds include maturity and yield on approximately 97,000 corporate and government bonds from 32 countries, all Eurobonds and related indices. Data relating to futures and options includes current prices, previously traded prices, trading volume and intra-day high and low values from the international options and futures exchanges, including LIFFE (London), MONEP and MATIF (Paris), SOFFEX (Switzerland), EOE (Amsterdam), DTB (Germany), Chicago and Philadelphia.

     Datastream has included databases from both I/B/E/S and Worldscope as an integral part of its investment research services. This integration has resulted in new customers for I/B/E/S, Worldscope and Datastream. Datastream has also installed the full Disclosure index on its on-line system, and offers index searches and electronic ordering of hard copy documents to Datastream users. Vestek is also developing investment management software products that are marketed and supported by Datastream's European sales and service personnel.

  DAFSA

     Headquartered in Paris, France, DAFSA supplies company account information on most listed companies in France and ownership information on approximately 70,000 French companies. The company produces over 250 sector analyses and reports annually and provides independent research coverage and earnings estimates on over 350 major French companies. DAFSA's products and services are delivered primarily through CD-ROM, paper, and fiche subscriptions, principally to the financial community.

     The company has two significant customers. Banque Paribas accounted for 23% and Associes en Finance accounted for 8%, of DAFSA's revenues for the year ended 1996. Loss or default of either of these contracts could have a material adverse effect on DAFSA.

  Disclosure

     Founded in 1968, Disclosure was acquired by the Company on June 29, 1995. Disclosure is a leading provider of "as reported" and abstracted financial information in the U.S. market, distributing information on over 16,000 U.S. companies and 13,000 foreign companies, derived from a variety of government and third-party sources. Disclosure's proprietary content is provided on a subscription and per use basis through electronic media such as on-line services and compact laser disks, as well as through printed products. Disclosure's customer base includes the majority of U.S. investment banks, money managers, large law and accounting firms, together with other institutions and individuals performing financial research. Disclosure also distributes its information through over 35 third-party vendors. The United States market accounted for 92% of Disclosure's 1996 revenues.

     Disclosure's financial information products and services include a wide spectrum of Securities and Exchange Commission ("SEC") documents, such as Forms 10-K and 10-Q, proxy statements, registration statements and material event reports, as well as non-SEC documents such as U.S. and foreign annual reports. The information included in Disclosure's products is obtained through contractual relationships with the SEC and major stock exchanges, as well as through commercial acquisition of the information. Once acquired, Disclosure indexes, tags, abstracts and formats the information to allow for ease in navigation, searches and analysis.

     Disclosure's image-based services are delivered through the Global Access and Laser D products as well as through Info Centers. Global Access is a web-based front end that offers on-line, real-time access to Disclosure's proprietary electronic index of public company documents and on-line delivery of Disclosure's value-added EDGAR database, access to over ten years of data on 29,000 companies in the Worldscope and SEC databases, institutional and corporate ownership data, and links to third-party content such as I/B/E/S and industry news. Global Access provides real-time broadcast alert functionality as well as desktop full text and field searching and screening of company and industry information with direct downloading to spreadsheets and word processors. Laser D is a multi-disc CD-ROM document database that provides a desktop library of information to high volume document users who require instant access to documents filed with the SEC, banking agencies and U.S. and foreign stock exchanges. The Info Centers are staffed by research specialists who assist customers in locating requested information and produce alert services for customers who want early identification of specified documents. Approximately 81%, 81% and 83% of Disclosure's total revenues were derived from imaged based services for the twelve months ended December 31, 1996, 1995, and 1994, respectively.

     Disclosure's database segment provides products which can be machine read and manipulated by the end users. Disclosure's Global Researcher and Compact D products provide access to perform sophisticated searching of financial and text information on over 29,000 companies. These products also provide reporting and graphing functionality. Proprietary Disclosure databases include EdgarPlus (SEC filings with value-added navigational and style tags), the SEC 34 Act database (over 13,000 U.S. company profiles and financial statement abstracts dating back over 10 years), and other databases on institutional and corporate insider transactions. These proprietary databases are offered by third-party vendors which target both the commercial and consumer markets, enhancing Disclosure's products through their hardware, software, and market focus. Such vendors include Bridge, Lexis, West, Dow Jones, Factset, MAID and UMI. Approximately 19%, 19% and 17% of Disclosure's total revenues were derived from database services for the years ended December 31, 1996, 1995 and 1994, respectively.

     Approximately 53% and 51% of Disclosure's revenues were derived from annual subscriptions for the fiscal years ended December 31, 1996 and 1995, respectively. Disclosure has experienced renewal rates for its subscription services in excess of 90%. The remainder of Disclosure's revenues are predominately derived from sales at Disclosure's Info Centers. No single customer accounts for more than 5% of Disclosure's revenues.

  I/B/E/S

     I/B/E/S is a leading source of global earnings expectational information for investors, financial institutions and portfolio managers worldwide. I/B/E/S collects and processes earnings per share estimates provided by over 7,100 individual securities analysts representing approximately 800 firms on over 17,000 companies globally. The estimates and related data are delivered through third-party distributors, I/B/E/S Express (a proprietary software delivery system) and in printed publications. Many I/B/E/S products permit the customer to perform analytical functions and are enhanced by reports and graphics. Approximately 30%, 38%, and 18% of I/B/E/S' revenues were generated from the I/B/E/S Express product for the years ended December 31, 1996, 1995 and 1994, respectively. All of I/B/E/S's 1996 revenues were derived through annual subscription contracts of which 15% were through soft dollar arrangements.

     I/B/E/S, founded in 1971, directly serves over 1,500 customers worldwide and thousands more through its distribution networks. I/B/E/S customers are represented by financial institutions and portfolio managers globally, with particular interest by the quantitative analysts who access and download information directly into analytic models. I/B/E/S products are also sold to end users, such as management consultants and traditional investment analysts who utilize I/B/E/S for general research. No I/B/E/S customer contributes more than 2% of I/B/E/S' total revenues.

     I/B/E/S has expanded its product line by launching I/B/E/S Trapeze, a real-time, electronic brokerage research distribution system. This state-of-the-art technology delivers brokerage reports created in Hong Kong to managers' desks in major financial centers within a few moments, complete with rich color graphics, audio and video capabilities.

  ICV

     Founded in 1981, and acquired by Primark in October 1996, ICV provides real-time on-line prices, news and research on the U.K. equities market as well as systems for order entry and trade reporting. The company's software combines real-time prices with news and other data in a unique format which has become the standard presentation for U.K. equity data. ICV's customers include investors, fund managers, banks, brokers and market makers. The company's customers are based predominantly in the U.K.

     The core of ICV's products are developed from its central systems which take real-time data from several exchanges and combine the prices with news produced by an in-house editorial team. The information is then broadcast to a customer base of nearly 8,500 terminals using the datacast bandwidth on terrestrial television, leased telecommunication circuits or via satellite. The data is broadcast to customers' systems, provided by ICV, where the signal is decoded, stored on a local database and presented on user screens utilizing software designed and maintained by ICV. Timeliness and reliability are critical aspects of ICV's services. ICV's central systems are designed to provide state of the art timeliness by handling incoming data within a few milliseconds, utilizing program code that resides in memory. Reliability is provided through several back-up sites. The investment in trading systems has allowed for the set-up of a U.K. wide interactive network which can be used to link customer's offices and provide a future conduit to any new data sources ICV may acquire or develop in the future.

     ICV has leveraged its existing technology through alliances with other financial information companies, providing access to new markets. During 1996, ICV entered into an agreement with Merrill Lynch to leverage its technology with Merrill Lynch's expertise in live trading systems which developed and launched MAX, a live trading system. Also during 1996, ICV announced a joint venture with Dow Jones and Company to develop an international equity system by combining ICV's technology with the global news capability of Dow Jones. It is expected that the new system will cover over 140 international exchanges and provide global news coverage and historical information. ICV's two principal products are TOPIC and MARKET-EYE.

     TOPIC services accounted for 47%, 45%, and 33% of ICV's total revenues for the fiscal years ended December 31, 1996, 1995 and 1994, respectively. TOPIC services provide real-time data on prices and comparative quotes from market makers with historical charts and research from brokers. The services are used by traders and fund managers, stockbrokers, U.K. clearing banks and major quoted corporations.

     MARKET-EYE services accounted for 11%, 11% and 19% of ICV's revenues for the fiscal years ended December 31, 1996, 1995 and 1994, respectively. MARKET-EYE is aimed predominantly at the private investor. The data includes prices and news and may be combined with analytical and charting packages supplied by third parties.

     Exchange fees accounted for 35%, 36% and 33% of ICV's revenues for the fiscal years ended December 31, 1996, 1995, and 1994, respectively. Exchange fees are revenues generated from the use of data feeds provided by various sources, including the exchanges.

     Approximately 96% of ICV's 1996 revenues were generated through subscriptions. These contracts are automatically renewed, unless notice of cancellation is given two months before the annual renewal date. ICV's renewal rates have historically exceeded 85%. None of ICV's customers contributes more than 5% of total revenues.

  Vestek

     Acquired by Primark in June of 1994, Vestek develops, markets and supports investment information services and application software used to manage, analyze, and optimize institutional portfolios of equity, fixed income, and other financial instruments. Vestek also provides consulting services for investment managers and plan sponsors. Through its international sales force, Vestek currently serves over 200 clients in five countries. Vestek clients include major banks, plan sponsors, consultants, insurers, and investment managers. The majority of Vestek's revenues are derived from on-line subscription services. None of Vestek's customers contribute more than 6% of Vestek's total revenues.

  Worldscope

     The Worldscope database contains a collection of descriptive profiles and detailed financial statements on over 13,000 companies in 52 countries. The Worldscope database is standardized, indexed and organized for cross-border screening and searching. In addition to its global database, Worldscope offers an emerging market database. Worldscope products are delivered via third-party distributors, CD-ROM and on-line platforms. In October 1996, Primark acquired an additional 30% ownership interest in Worldscope, giving Primark an 80% controlling interest.

  Primark Decision Economics

     On August 5, 1996, Primark announced the formation of a joint venture with noted economist Dr. Allen Sinai. The newly formed company is called Primark Decision Economics, Inc., and Dr. Sinai has been appointed its Chief Executive Officer and Chief Global Economist. The purpose of this venture is to disseminate timely value-added economic forecasts, analysis and commentaries covering the world's major economies and markets to support real-time and longer-term decision making by financial institutions, corporations, governments, non-profit organizations and individuals engaged in trading, investing, and planning.

  Trademarks

     Primark's Financial Information companies hold numerous trademarks worldwide that are subject to continuous renewal ranging up to 20 years. These trademarks are significant to the Company's business, and are registered in all of the Company's major markets to ensure recognition among its many global trading customers.

  Marketing

     The products and services of Primark's Financial Information companies are marketed worldwide. Datastream is based in London, England and has sales and support offices located in Germany, France, Italy, Scotland, Spain, South Africa, Switzerland, the Netherlands, Belgium, Luxembourg, Sweden, Japan, Hong Kong, Singapore, Australia, Korea, Thailand, Canada and the United States. DAFSA, headquartered in Paris, markets predominately throughout France. In addition, Datastream is marketing and selling I/B/E/S products in Asia and Disclosure products in both Asia and Europe.

     Disclosure, headquartered in Bethesda, Maryland, markets and distributes its products predominantly in the United States. In addition to its domestic and international sales force, Disclosure extends its sales and marketing reach with Info Centers strategically located in the major financial centers including ten major U.S. cities and several international locations including London, Frankfurt, Madrid, Paris, Milan, Hong Kong, Mexico City and Tokyo. Worldscope's products are also marketed through the Disclosure sales force.

     I/B/E/S, headquartered in New York City with offices in London, Hong Kong and Tokyo, delivers its products directly to customers via state-of-the-art electronic delivery media. I/B/E/S Express, the company's fastest growing delivery mechanism, is a PC-based proprietary software, database management and communications package. I/B/E/S also offers its products through a network of more than 30 electronic third-party and internal distributors, including FactSet, OneSource, Datastream, FAME, Vestek, Bloomberg, Reuters, Bridge, S & P Compustat, Telerate and CompuServe. These distributors offer I/B/E/S a mechanism to reach new markets and link I/B/E/S data to other databases and applications software.

     ICV is based in London, England and has sales and support offices throughout the U.K. ICV plans to combine its technology and real-time pricing and news capabilities with Datastream's historical content, thereby marketing these services to a larger customer base.

     PDE is headquartered in Boston, has a major office in New York and locations in Washington, London and Tokyo. Its products and information support services are placed worldwide.

     Headquartered in San Francisco, Vestek's products are marketed by its sales force located in New York, Los Angeles, London and through the Datastream sales force in Japan.

     No single customer of the Financial Information businesses accounts for more than 10% of the Company's consolidated revenues.

  Competition

     The global information industry is highly competitive. The advancement of electronic delivery via on-line vendors and the Internet has further impacted the competitive environment in the financial information market. There are many large and successful companies in the financial information services industry that supply financial data competitive to products and services provided by Primark's Financial Information businesses. Certain of the Company's financial information businesses compete directly with products or services of other financial information companies including First Call, Fact Set, Barra and Reuters.

     Primark's principal competitive factors include the quality, reliability and comprehensiveness of the analytical services and data provided, flexibility in tailoring services to client needs, experience, innovation, the capability of technical and client service personnel, data processing and decision support software, reputation, price and geographic coverage. Primark distinguishes its products through its broad international coverage, wide range of databases, accuracy of the data, proprietary software applications, reputation, experience and quality of customer support provided.

     Overall, Primark's ability to remain competitive in the financial information markets will depend largely upon its ability to maintain and develop new products and access new markets in a cost efficient manner, including integration of all its financial information products and services. There can be no assurance that Primark will continue to maintain its market share in the future.

  Foreign Operating Risks

     Substantially all of the operations of DAFSA, Datastream and ICV are derived from various foreign markets. Approximately 11% of Primark's consolidated revenues were derived from the U.K. and an additional 11% from various other foreign markets. Consequently, the Company is exposed to certain risks associated with an international business, particularly with respect to foreign currency exchange rate movements. Primark's foreign operations are also subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases and difficulties or delays in collecting accounts receivable. Weak foreign economies and/or a weakening of foreign currencies in certain countries against the U.S. dollar would adversely affect Primark's overall future operating results and cash flows. However, operating income under this condition has been and will continue to be somewhat insulated due to high levels of British pound-based operating expenses which also fluctuate against the U.S. dollar. The Company has been and will continue to hedge the currency risk associated with Primark's foreign operations as may be needed in the future.

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

     Primark acquired TASC in August 1991 as the information technology cornerstone of its planned information services business. Primark recognized that not only would the U.S. government have greater needs for information technology, but also that TASC was capable of expanding its customer base to many other organizations. Technology developed by TASC under U.S. government contracts continues to be readily applied to create new products and services and used to assist commercial organizations in improving internal performance as well as servicing their own customers. For example, using internally developed imaging, database, communications and workstation technology, TASC has leveraged its weather information subsidiary, WSI, into a leading market position.

     As Primark has acquired data content companies, it has used TASC's technology in a variety of ways. TASC has participated in the development of technology platforms used to deliver data and software to Financial Information customers and, in one case, undertook turn-key development of the internal computer systems architecture and worldwide communications networks used by one of the larger financial information businesses.

     Finally, TASC has assisted the customers of the financial information companies with their own internal information technology requirements, often involving the integration of data from Primark with other internal databases and other third-party data. To accomplish these various objectives, TASC enters into contracts with other companies within Primark.

     TASC maintains its leadership in information technology in two principal ways. First, TASC's core business involves the design and development of advanced systems that encompass various information technologies, including database development and access, software engineering, information system architecture, simulation and modeling, signal processing and visual computing. While this work keeps TASC at the leading edge, TASC also receives research contracts sponsored by U.S. government agencies to develop these technologies further. In addition, TASC conducts its own internal research and development programs. Total TASC research spending has historically exceeded $30 million annually. TASC has built the information technology research area as an independent revenue source and uses the results of such research to continue to support other business areas of TASC and the Company.

     Second, TASC recruits top talent with advanced degrees from leading universities, research laboratories and businesses, retaining these individuals by providing challenging work in a stimulating atmosphere. Of TASC's 2,600 employees as of December 31, 1996, approximately 84% were professional or technical personnel, the majority of which hold advanced degrees in engineering, computer science, mathematics, earth and environmental sciences, business or economics. TASC maintains 27 offices in the United States and abroad to provide its customers with ready access to its personnel. The recognized quality and professionalism of TASC's staff in providing unique information technology solutions to both governmental and commercial customers have contributed to TASC's record of 30 years of uninterrupted growth in revenues.

     For the years ended December 31, 1996, 1995 and 1994, respectively, approximately 44%, 49% and 58% of Primark's consolidated revenues were derived from contracts that TASC holds with U.S. government agencies and from subcontracts with U.S. government prime contractors.

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

     TASC has successfully grown its U.S. government business revenues in the face of national security spending cutbacks through the company's emphasis on leading edge technology and its application to critical missions. As the U.S. government has shifted to using information technology to maintain an adequate defense posture with fewer resources, TASC has increased its emphasis on surveillance, command/control/communications, simulation, "smart weapons," information warfare and the integration of tactical and strategic intelligence.

     The following are certain important characteristics of TASC's business with the Federal government.

     Concentration. Approximately 87%, 87% and 88% of TASC's revenues for the years ended December 31, 1996, 1995, and 1994, respectively, were derived from contracts held by TASC with U.S. government agencies and from subcontractors with U.S. government prime contractors. TASC's revenues from its three largest contracts with the U.S. government comprised approximately 22%, 23%, and 26% of TASC's total revenues for the years ended December 31, 1996, 1995 and 1994, respectively. No other single customer accounted for 10% or more of TASC's or Primark's consolidated revenues for these years.

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

     Pricing. TASC's U.S. government business is performed under cost reimbursement, fixed price and fixed-rate time and materials ("T&M") contracts. Cost reimbursement contracts awarded to TASC include cost plus fixed fee and cost plus award fee contracts. Fees may either be fixed by the contract (cost plus fixed fee), or variable based on actual performance within specified limits for such factors as cost, quality and delivery schedule, and the customer's subjective evaluation of TASC's work (cost plus award fee). TASC is subject to regular audits with respect to costs incurred and charged to the government. Such audits may result in the disallowance of amounts charged to or paid by the government. There can be no assurance that such disallowance will not be claimed or imposed against the company, and if imposed, will not have a material impact. For the year ended December 31, 1996, approximately 80% of TASC's revenue from U.S. government contracts was generated by cost reimbursement contracts; approximately $399 million and $321 million of TASC's backlog at December 31, 1996, and 1995, respectively, were associated with cost reimbursement contracts. See "Backlog."

     Under fixed price contracts, TASC agrees to perform certain work for a fixed price and, accordingly, realizes the benefit or detriment resulting from decreased or increased costs of performing the contract. Under a fixed-rate T&M contract, TASC has the responsibility to deliver professional services at a predetermined hourly rate; thus, the profitability of such contracts depends upon TASC's ability to deliver the specified services at costs below the rates received from the government. For the year ended December 31, 1996, approximately 20% of TASC's revenue from U.S. government contracts was fixed price or fixed rate T&M contracts. Approximately $159 million and $131 million of TASC's backlog at December 31, 1996 and 1995, respectively, were associated with fixed price or fixed rate T&M contracts. See "Backlog."

     Annual Funding. The U.S. government programs in which TASC participates may extend for several years, but are normally contracted and funded on an annual basis. Government contracts generally are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal year basis, even though contract performance may take several years. Consequently, at the outset of a major program, the contract is generally partially funded and additional monies are normally committed to the contract by the procuring agency only if and as appropriations are made by Congress for future fiscal years.

     Limitations imposed on spending by U.S. government agencies, which might result from efforts to reduce the Federal deficit or for other reasons, may limit the continued funding of TASC's existing contracts with the U.S. government and may limit the ability of TASC to obtain additional contracts. All contracts made with the U.S. government may be terminated by the U.S. government at any time, with or without cause. In addition, TASC's operations are subject to the usual risks inherent in contracting with the U.S. government on national security related programs such as national and global political, social and economic events that may affect U.S. national security programs. No assurance can be given that the current level of government spending for national security programs will continue, that the U.S. government will continue its commitment to programs in which TASC's products and services are applicable, or that TASC will not be adversely affected by any decline in that spending or commitment by the U.S. government.

     TASC has rarely had a contract canceled and has been working on most of its programs for many years; in the case of some programs, TASC's involvement has encompassed the entire 30-year history of the company. However, one notable exception was TASC's contract with the Ballistic Missile Defense Organization (the "BMDO"), which was formerly called the Strategic Defense Initiative. TASC was the second largest systems engineering and technical assistance contractor for this program, and held a contract to support the program for six and one-half years, from April 1988 to December 1994. Revenues from this contract peaked in 1992, reaching $55.6 million. Due to changing government priorities, funding was reduced to $16.5 million in 1994 and $1.5 million in 1995. In 1995, the number of prime contractors was reduced from three to one. Although TASC was not selected for the contract, it continues to perform a modest amount of work for BMDO. Despite the loss of this contract, TASC was able to grow its government contract revenues in 1994, 1995 and 1996 by 5.6%, 10.9% and 12.1%, respectively.

     Backlog. TASC's backlog (anticipated revenues from the uncompleted portions of existing contracts, including options to continue specific contracts beyond the current funding period) at December 31, 1996 and 1995 was approximately $533 million and $453 million, respectively. TASC's total backlog includes $14.1 million and $8.3 million of backlog related to commercial business activity for the years ended 1996 and 1995, respectively. Approximately $303 million of TASC's 1996 backlog and $247 million of the 1995 backlog represents revenues expected to be realized beyond a twelve month period. TASC's backlog is subject to seasonal fluctuations as a result of multi-year contracts and annual renewals of other contracts throughout the year. Substantially all of TASC's contracts reflected in the backlog are subject to termination at the convenience of the customer.

  WSI and Other Commercial Business

     While the U.S. government's need for information technology remains a stable source of growth, the principal growth strategy for TASC is to leverage information technology developed under government contracts into new, higher margin commercial markets. As an example, TASC has used its satellite imaging, communications database and workstation technology as the foundation for the weather information business of its subsidiary, WSI.

     WSI provides its clients with timely and accurate weather information services on a 24 hour basis. WSI, through the application of information technology supplied by TASC, has developed automated satellite ground stations to receive information from meteorological satellites that are used to create a variety of information products, including weather satellite images commonly seen on commercial television. An information system has been built to use this information from meteorological satellites, together with inputs from the U.S. national network of weather radar and worldwide observations of weather conditions supplied through the World Meteorological Organization. This data, along with forecasts and warnings provided by the U.S. National Weather Service, is used as the basis for specialized information services that are provided to users of real-time weather information including news media organizations, the aviation industry, agri-businesses and energy utilities. WSI provides these clients with workstations to receive and analyze the data, as well as to display the results. WSI is more directly reaching consumers of weather information through INTELLICAST, the Company's popular worldwide web site, and through agreements to provide weather data, imagery, and on-site broadcast services to cable news channels, such as MSNBC and Fox.

     TASC is entering a number of new commercial markets on a worldwide basis, using information technology developed under U.S. government contracts. Document management is a fast-growing market as more businesses move to the "paperless office" to organize their data, speed information retrieval and reduce storage costs. Using proprietary data compression and COLD (computer output to laser disk) software, TASC has designed and built document management systems for financial services and healthcare firms, as well as for state government agencies. TASC's geographic information systems software, sensor technology and hyperspectral analysis capabilities have positioned TASC to perform environmental analysis, surveillance and monitoring for business and government, both within the United States and in foreign countries. Additionally, TASC's communications engineers have assisted major oil companies and financial institutions with network design and are providing support to Motorola in the development of the Iridium satellite-based personal communications system.

  Yankee Group

     Founded in 1970 and acquired by Primark in 1996, the Yankee Group is a global team of highly skilled technology and market experts that focuses on identifying current trends and future directions in communications and computer systems industries for commercial, industrial and consumer markets. The company markets these insights by providing strategic planning, technology forecasting, consulting and market research to clients worldwide, including vendors and users of major computer and communications systems and services. The Yankee Group's products and services fall into three principal categories -- Planning Services, Custom Consulting Engagements, and Seminars and Conferences.

     Planning Services accounted for 71% of Yankee Group's revenues for the year ended December 31, 1996. The Yankee Group currently offers several Planning Service packages catered to specific customer information technology needs. An annually renewable subscription for this service provides consultation time with a research analyst, quarterly audio conferences, subscription to the Yankee Group's published research reports and whitepapers, as well as access to electronic distribution of the company's research, discounts on seminars and participation in quarterly audio conferences.

     Custom consulting engagements accounted for 20% of Yankee Group's revenues for the year ended December 31, 1996. Custom consulting engagements often result from an extension of Planning Services when an inquiry or a study is more extensive than that offered through a Planning Service subscription. Custom consulting contracts are also entered into with external parties where the company considers the study to be of strategic importance.

     Seminars and Conferences accounted for 9% of the company's total revenues for the year ended December 31, 1996. The Yankee Group holds an average of fifteen to twenty events a year, often in conjunction with industry publication houses.

     None of Yankee Group's customers contributes more than 10% of its revenues. Accordingly, the company does not believe that the loss of any one Yankee Group customer would have a material effect on the Yankee Group's business.

     The Yankee Group's industry analysts are one of its critical resources. These individuals have significant expertise in their areas of concentration, gained through industry experience, constant study of the technology market and through communications with vendors and users in the industry.

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

     TASC prepares a number of proposals in response to U.S. government Requests for Proposals ("RFPs"). The bidding on RFPs is often highly competitive and preparing bids is an expensive and time consuming process requiring significant allocation of highly qualified TASC personnel. If TASC's proposal for a contract is accepted, TASC and its customer will negotiate and enter into a contract with agreed upon price, terms and conditions. In addition, TASC often submits unsolicited proposals to various U.S. government agencies which often lead to contract awards on a negotiated basis. Approximately 40% of TASC's 1996 contracts resulted from the competitive RFP process.

     WSI, the Yankee Group, and other commercial efforts utilize direct sales personnel, mailings, trade journal advertising and trade shows to distribute information on the products and services offered. The marketing of larger, customized systems often uses techniques similar to those employed for the U.S. government, involving professional personnel, the submission of unsolicited proposals and the response to commercially prepared RFPs.

  Competition

     Information technologies ("IT") are becoming increasingly important to organizations' business strategy. The pace of technological change has accelerated, and the ability of an organization to integrate and deploy new information technologies is critical to its competitiveness. As a result, organizations are making substantial financial commitments to IT systems and products. The Yankee Group differentiates itself from its competitors based upon its excellence in market research and consulting done at the crossroads where computer and communication technologies meet. Additionally, the Yankee Group differentiates its services from those offered by other IT research firms such as The Meta Group and The Gartner Group Inc. by delivering IT industry coverage through a higher level of personal service, a greater emphasis on client/analyst interaction and a balance between vendor and user clients.

     Most of the business areas in which the applied technology services are involved are competitive and require highly skilled and experienced technical personnel. These companies believe that skilled and experienced technical personnel are critical to maintaining their competitive position. Many of the TASC business areas also require high levels of U.S. government security clearances, as previously discussed.

     Many of TASC's contracts are acquired as a result of competitive bidding, only a portion of which may result in the award of contracts. TASC believes that its success in the competitive bidding process depends on a variety of factors, including the technical content of the contract proposal, performance on previous contracts, reputation, experience and price.

     The applied technology companies compete with many companies in the business areas in which they are engaged, some of which have greater resources. There can be no assurance that these companies will be able to compete successfully with these companies in the future.

  Patents and Technical Data

     TASC owns six patents and has two pending patent applications. In selected business areas, patent protection is increasingly important to TASC's operations. In addition, TASC utilizes trade secret protection to safeguard key technologies and software critical to its business. Commercial software products benefit from copyright protection and are marketed under limited license agreements. Certain technical data and software that was developed wholly under government contracts and delivered to the government is subject to unlimited rights of the U.S. government and may be disclosed by the government to third parties, including competitors of TASC. The Company does not believe that the subsequent use of this data or software by the U.S. government or its contractors has had or will have a material adverse effect on its business.

TRANSPORTATION SERVICES

     TIMCO was formed by the Company in 1989 to operate a newly constructed heavy aircraft maintenance facility located at the Piedmont Triad International Airport in Greensboro, North Carolina. TIMCO opened for business in October 1990. The company provides major aircraft maintenance services such as scheduled maintenance checks, modifications, overhauls and repair work on cargo and passenger aircraft. TIMCO holds a Class IV Repair Station Certificate issued by the Federal Aviation Administration ("FAA") which enables TIMCO to work on all aircraft types. TIMCO has also been classified as a Designated Alteration Station by the FAA, allowing the company to approve major modifications to aircraft normally reserved for the FAA.

     TIMCO's services are offered to the industry at large, and in particular to operators and owners of aircraft who do not have maintenance facilities of their own, or whose facilities are unable to accommodate an increasing workload. Emphasis has been and will continue to be placed on air cargo carrier customers who have limited facilities to accomplish the required work and on passenger airlines that desire to outsource maintenance services. In addition, TIMCO targets both aircraft involved in sale or lease transactions as potential sources of business.

     TIMCO currently has five anchor customers: ABX Air, Inc. (also known as Airborne Express), Emery Worldwide Airlines, Continental Airlines, Northwest Airlines and United Parcel Service. These customers generated over 1,389,000 man-hours of TIMCO's 1,948,000 total man-hours in 1996. Loss of any of the above customers' contracts, or any future contracts with major customers, could have a material adverse effect on TIMCO. As of December 31, 1996, TIMCO had approximately 1,223,000 man-hours worth of business contracted for 1997.

     The industry in which TIMCO operates is highly competitive. Space availability, price, quality, trained personnel, on-time delivery and accountability are the key competitive factors in the heavy aircraft maintenance industry. These factors will determine its future success in the industry.

ITEM 2.  PROPERTIES

     The Company currently occupies its principal executive offices, comprised of approximately 18,000 square feet, in Waltham, Massachusetts under lease agreements that expire in July 2001 with provision for two five-year renewal options.

     Datastream's two principal office facilities are located in London, England. Comprised of an aggregate total of 100,995 square feet, these facilities are occupied under lease agreements that expire in 2005 and 2018. Through its affiliates, Datastream also occupies, under short-term leases, an aggregate total of approximately 55,000 square feet of office space, principally located in Australia, Canada, France, Germany, Hong Kong, Italy, Japan, the Netherlands, Singapore, Sweden, Switzerland, Thailand and the United States.

     Disclosure's headquarters, comprised of approximately 99,640 square feet, is located in Bethesda, Maryland. The property is occupied under lease agreements that expire in 2006. Disclosure's regional offices occupy approximately 64,200 square feet of office space under lease terms that expire through 2004. These offices are located in California, Georgia, Illinois, Massachusetts, New York, Texas and Washington, D.C.

     I/B/E/S occupies 39,800 square feet of space at its New York City headquarters under a lease agreement that expires in 2007. Additional office space totaling 5,300 square feet is located in England, Japan and Hong Kong with lease terms through 2004.

     ICV's facilities occupy approximately 24,300 square feet of space located throughout the United Kingdom under lease terms through 2001.

     TASC's principal facilities, aggregating approximately 780,000 square feet, are occupied under leases expiring at various dates through 2006. TASC's headquarters is located in Reading, Massachusetts and has regional offices in Alabama, Arizona, Colorado, Florida, Georgia, Illinois, Maryland, Michigan, Missouri, New Mexico, New York, Ohio, Oklahoma, Texas, Utah, Virginia, Washington, D.C. and England.

     TIMCO leases a heavy aircraft maintenance facility from the Piedmont Triad International Airport Authority (the "Triad Authority") for an initial 30-year lease term, with renewal options which could extend the lease term to the year 2029. Located in Greensboro, North Carolina, the facility encompasses over 523,000 square feet, which includes 281,600 square feet of hanger space, 137,600 square feet of support shop area and 33,200 square feet of administrative office space. The facility is located on 45 acres.

     Vestek occupies approximately 13,400 square feet of space at its San Francisco headquarters under a lease agreement that expires in 1999 with provision for one five-year renewal option.

     Worldscope occupies 7,100 square feet at its Bridgeport Connecticut headquarters with lease terms through 2000. Its operating facilities, located in Ireland and India occupy an additional 17,500 square feet with lease terms expiring through 2013.

     The Yankee Group occupies approximately 23,600 square feet of space at its Boston headquarters under a lease agreement that expires in 2003. The company has international offices located in London, Tokyo and Sydney.

     The Company believes that its facilities are adequate for its present needs, but will continue to evaluate the need for additional space as the growth of the business requires.

ITEM 3.  LEGAL PROCEEDINGS

BRADLEY V. GELB ET AL.

     On June 24, 1994, a jury in a civil case in the Massachusetts Superior Court (the "Court") returned an unfavorable verdict against the two founders of TASC, and against TASC itself. The suit was brought by a former employee regarding a TASC stock transaction which took place in 1976, prior to the Company's acquisition of TASC in 1991. On June 28, 1994, the Court ordered that judgment be entered on the verdict requiring the two founders (but not TASC itself) to disgorge $19,800,000. Such amount accrues post-judgment interest at a statutory rate. As an alternative course of action, the plaintiff may pursue the two founders and TASC, jointly and severally, for $48,600. Based on the adjudication, the Company has denied requests of the two founders for indemnification. Certain post-verdict motions (including a motion for judgment notwithstanding the verdict, and in the alternative, a motion for a new trail) are pending. While the outcome of these motions cannot be predicted with certainty, the Company believes it will not be required to pay any portion of this judgment.

OTHER MATTERS

     The Company and its subsidiaries are involved in certain other administrative proceedings and matters concerning issues arising in the ordinary course of business. Management cannot predict the final disposition of such issues, but believes that adequate provision has been made for the probable losses, and the ultimate resolution of these proceedings will not have a material adverse effect on the Company's financial condition, results of operations or financial liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the last quarter of 1996.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the executive officers of the Company, as of February 28, 1997, is set forth below. Such officers are elected by the Company's Board of Directors generally for a one-year term expiring at the next organizational meeting to be held in May 1997. The terms for Mr. Kasputys, Mr. Holt and Mr. Herenstein are governed by their respective employment agreements. Under these agreements, Mr. Kasputys is employed as the Chairman, President and Chief Executive Officer of Primark through December 31, 2001; Mr. Holt is employed as President and Chief Executive Officer of TASC until December 31, 1998; and Mr. Herenstein is employed as Senior Vice President of Marketing of Primark through June 30, 1998.

           NAME              AGE           BUSINESS EXPERIENCE DURING PAST FIVE YEARS
---------------------------  ---   -----------------------------------------------------------
Joseph E. Kasputys.........  60    Chairman, President and Chief Executive Officer of the
                                   Company since 1988. Mr. Kasputys has been a director of the
                                   Company since 1987.
John C. Holt...............  56    Executive Vice President of the Company, President and
                                   Chief Executive Officer of TASC, Inc. since February 1994.
                                   From 1982 until January 1994, Mr. Holt held the position of
                                   Executive Vice President of The Dun & Bradstreet
                                   Corporation ("D&B"), an information services company, and
                                   served as a director of that company from 1985 until 1994.
                                   In addition, Mr. Holt is the former Chairman, President and
                                   Chief Executive Officer of the A.C. Nielsen Company, a
                                   marketing information business and an affiliate of D&B. Mr.
                                   Holt has been a director of the Company since 1985.
Stephen H. Curran..........  49    Senior Vice President and Chief Financial Officer of the
                                   Company since 1988.
Ira Herenstein.............  59    Senior Vice President of Marketing of the Company since
                                   December 1996. From June 1995 to November 1996, Mr.
                                   Herenstein was Managing Director of Datastream
                                   International, Inc. From March of 1994 to June of 1995, he
                                   was president of Datastream's North American operations.
                                   From 1992 until March of 1994, Mr. Herenstein was an
                                   independent consultant in the financial information
                                   services industry. In addition, Mr. Herenstein was with the
                                   McGraw-Hill Corporation for 28 years, during which he held the positions of president of Standard & Poor's Corporation and executive vice president of the Computer and
                                   Communications Information Group.
Michael R. Kargula.........  49    Senior Vice President, General Counsel and Secretary of the
                                   Company since 1988.
Patrick G. Richmond........  47    Vice President of Corporate Development of the Company
                                   since May 1989.
William J. Swift III.......  45    Vice President and Tax Counsel of the Company since 1988.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed and traded on the New York Stock Exchange and the Pacific Stock Exchange. Other information set forth in the section entitled "Supplementary Financial Information-Quarterly Data" on page 43 of the Company's 1996 Annual Report is incorporated by reference herein.

     Since 1988, the Company has not paid cash dividends on common stock to its shareholders in order to reinvest available cash in the Company's operations. Information regarding restrictions on the Company's ability to pay cash dividends on its common stock is incorporated by reference herein from Note 6 to the Consolidated Financial Statements entitled "Short-Term and Long-Term Debt," on page 30 of the Company's 1996 Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth in the section entitled "Selected Financial Information -- Five Year Data" on page 42 of the Company's 1996 Annual Report is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The information set forth in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 39 through 41 of the Company's 1996 Annual Report is incorporated by reference herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and the related notes thereto, and the Report of Independent Certified Public Accountants, as contained on pages 22 through 38 of the Company's 1996 Annual Report, and the "Supplementary Financial Information -- Quarterly Data", as contained on page 43 of the Company's 1996 Annual Report, are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth in the section entitled "Election of Directors" in the Company's 1997 Proxy Statement for its May 1997 Annual Meeting of Shareholders is incorporated by reference herein. Information regarding the executive officers of the Company is set forth in the section entitled "Executive Officers of the Registrant" on page 16 in Part I of this report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth in the sections entitled "Directors' Compensation," "Executive Compensation," "Compensation Committee Report," "Employment Agreements and Other Arrangements," and "Compensation Committee Interlocks and Insider Participation" of the Company's 1997 Proxy Statement for its May 1997 Annual Meeting of Shareholders is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth in the sections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" of the Company's 1997 Proxy Statement for its May 1997 Annual Meeting of Shareholders is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth in the sections entitled "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Employment Agreements and Other Arrangements" of the Company's 1997 Proxy Statement for its May 1997 Annual Meeting of Shareholders is incorporated by reference herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) LIST OF DOCUMENTS FILED AS PART OF FORM 10-K

     1.  Financial Statements:

        - Consolidated Statements of Financial Position as of December 31, 1996 and 1995*

        - Consolidated Statements of Income for each of the three years in the period ended December 31, 1996*

        - Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996*

        - Consolidated Statements of Common Shareholders' Equity for each of the three years in the period ended December 31, 1996*

        - Notes to the Consolidated Financial Statements*

        - Management's Discussion and Analysis of Results of Operations and Financial Condition*

        - Report of Independent Certified Public Accountants*

        - Selected Financial Information -- Quarterly Data*

     2.  Financial Statement Schedules:

        - Financial statement schedules have been omitted as they are not applicable or not required, or the required information is not material or is included in the consolidated financial statements thereto.

     3.  Exhibits:

        - The Exhibits filed as part of this Annual Report on Form 10-K are listed in the Index to Exhibits on pages 18 to 21, and are incorporated by reference herein.

(b) REPORTS ON FORM 8-K

        - On November 13, 1996, the Company filed a report on Form 8-K under
          Item 2, related to the acquisition of ICV, Ltd.

        - On February 7, 1997, the Company filed an amendment to Item 7 of the Form 8-K filed on November 13, 1996 related to the acquisition of ICV.

        - On February 4, 1997, the Company filed a report on Form 8-K under Item 9 related to the sales of equity securities overseas in reliance upon Regulation S promulgated under the Securities Act of 1933.

(c) EXHIBITS

     The Company hereby files as part of this Annual Report on Form 10-K the Exhibits listed in the Index to Exhibits.

(d) FINANCIAL STATEMENT SCHEDULES

     Not Applicable.
---------------

* Referenced information is contained in Primark's 1996 Annual Report filed as
  Exhibit 13.1 hereto.

                                 EXHIBIT INDEX

 EXHIBIT
NUMBER                                 DESCRIPTION OF DOCUMENT
------   -----------------------------------------------------------------------------------
         Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

 2.1     Purchase Agreement dated as of June 18, 1996, between Datastream International
         (France) SA and Talisman Management LTD (Exhibit 2-1 to the Company's June 20, 1996
         Form 10-Q).
 2.2     Stock Purchase Agreement between the Company and Howard Anderson dated as of August
         9, 1996 (Exhibit 2-1 to the Company's August 15, 1996 Form 8-K).
 2.3     Stock Purchase and Sale Agreement dated as of September 30, 1996, between the
         Company and American Natural Resources Company (Exhibit 2-3 to the Company's
         September 30, 1996 Form 10-Q).
 2.4     Agreement for sale/purchase of the issued share capital of ICV Limited, between D.
         Taylor Esq. and others, Primark Information Services UK Limited and Primark
         Corporation dated October 24, 1996 (Filed as Exhibit 2.1 to the Company's Form 8-K
         dated November 13, 1996).
 2.5*    Amended and Restated Partnership Agreement for Worldscope/Disclosure International
         Partners; Irish Partnership Interest Purchase and Sale Agreement; and Partnership
         Interest Purchase and Sale Agreement; dated as of October 15, 1996; filed herewith.
 2.6*    Stock Purchase Agreement dated as of November 24, 1996, between the Company, Bowne
         & Co., Inc., and Robert G. Patterson, filed herewith.
 2.7*    Stock Purchase Agreement dated as of January 16, 1997, between the Company, WEFA
         Holdings, Inc., and the stockholders of WEFA Holdings, Inc., filed herewith.
 2.8     Stock Purchase Agreement between Primark Corporation and VNU International B.V.
         dated as of May 26, 1995 (Exhibit 2.1 to the Company's Form 8-K dated June 2,
         1995); Amendment to Agreement dated as of June 29, 1995 (Exhibit 2.1 to the
         Company's Form 8-K dated July 3, 1995).
 2.9     Acquisition Agreement by and among Datastream International, Inc., VSI Acquisition,
         Inc. and Vestek Systems, Inc. dated May 20, 1994 (Exhibit 2.7 to the Company's 1994
         Form 10-K).
 2.10    Loan Modification Agreement dated July 15, 1994, by and among Network Financial
         Services, Inc., Westmark Mortgage Corporation, Primark Corporation, and JMS
         Companies, Inc. (Exhibit 2.5 to the Company's 1994 Form 10-K).

         Articles of Incorporation and By-Laws

 3.1     Articles of Incorporation of the Company (Exhibit 3.1 to the Company's Registration
         Statement No. 2-74688); Amendment to the Articles of Incorporation (Exhibit 3.1 to
         the Company's 1985 Form 10-K); Amendment dated June 16, 1988 (Exhibit 3.1 to the
         Company's 1988 Form 10-K); Amendment dated August 8, 1991 (Exhibit 3(a) to the
         Company's Form 8-K dated August 9, 1991); Amendment dated May 27, 1992 (Exhibit 3.1 to the Company's June 30, 1992 Form 10-Q).
 3.2     By-Laws of the Company, as amended (Exhibit 3.1 to the Company's September 30, 1990
         Form 10-Q). Instruments defining the rights of security holders, including indentures.
 4.1*    Registration Rights Agreement dated January 7, 1997, between the Company and Joseph
         E. Kasputys; filed herewith.
 4.2     Indenture dated as of October 18, 1993 by and among the Company and The First
         National Bank of Boston, as Trustee (Exhibit 4.1 to the Company's September 30,
         1993 Form 10-Q).

 EXHIBIT
NUMBER                                 DESCRIPTION OF DOCUMENT
------   -----------------------------------------------------------------------------------
 4.3     Rights Agreement dated January 12, 1988, between the Company and Bankers Trust
         Company, which includes, as Exhibit A thereto, the Rights Certificate and, as
         Exhibit B thereto, the Summary of Rights to Purchase Common Stock (Exhibit 28.1 to
         the Company's Form 8-K dated January 14, 1988); Certified Copy of Resolution amending the Company's rights Agreement (Exhibit 28.4 to the Company's Form 8-K dated July 13, 1988); Amendment to Rights Agreement dated April 9, 1990 (Exhibit
         28.1 to the Company's Form 8-K dated April 12, 1990); Letter, dated May 10, 1990, regarding appointment of Bank of America as new Rights Agent under the Rights
         Agreement, as amended (Exhibit 28.1 to the Company's 1990 Form 10-K); Amendment to
         Rights Agreement dated May 31, 1992, between the Company and Bank of America
         National Trust and Savings Association, as Rights Agent (Exhibit 28.1 to the
         Company's June 30, 1992 Form 10-Q); Letter dated July 31, 1992, regarding the appointment of The First National Bank of Boston as new Rights Agent (Exhibit 28.2
         to the Company's June 30, 1992 Form 10-Q).

         Material Contracts

10.1     Primark Corporation 1992 Stock Option Plan dated March 2, 1992 (Exhibit 10.26 to the Company's 1991 From 10-K); Amendment dated September 28, 1995 (Exhibit 10.22 to the Company's 1995 Form 10-K).
10.2*    Primark Corporation Stock Option Plan for Non-Employee Directors, as amended, dated
         January 12, 1988 (Exhibit 10.57 to the Company's 1987 From 10-K); Amendment dated
         February 21, 1992 (Exhibit 10.24 to the Company's 1991 Form 10-K); Amendment dated
         September 28, 1992 (Exhibit 28.3 to the Company's September 30, 1992 Form 10-Q).
         Amendment dated September 22, 1995; filed herewith.
10.3     Primark Corporation Executive Share Option Scheme (Exhibit 10.26 to the Company's
         1992 Form 10-K); Amendment dated September 28, 1995. (Exhibit 10.24 to the
         Company's 1995 Form 10-K).
10.4     Primark Corporation Savings and Stock Ownership Plan, as amended and restated, effective January 1, 1997; (filed as Exhibit 4.4 to the Company's Registration
         Statement on Form S-8 dated December 10, 1996).
10.5     Primark Corporation 1992 Employee Stock Purchase Plan dated March 2, 1992 (Exhibit
         10.27 to the Company's 1991 Form 10-K); Amended and Restated Stock Purchase Plan
         and related Prospectus as filed under the Securities Act of 1933 (Exhibit 10.27 to the Company's 1993 Form 10-K); Amendment dated October 4, 1995 (Exhibit 10.26 to the Company's 1995 Form 10-K).
10.6     Management Incentive Plan adopted by Board of Directors on January 12, 1988
         (Exhibit 10.64 to the Company's 1987 Form 10-K); Amendment dated February 21, 1992
         (Exhibit 10.33 to the Company's 1991 Form 10-K).
10.7     Form of promissory note to be issued to the Company by executive officers in connection with the Company's 1988 Management Incentive Plan (Exhibit 10.1 to the
         Company's March 31, 1989 Form 10-Q).
10.8     Promissory notes dated September 30, 1988, issued to the Company by executive officers (Exhibit 10.1 to the Company's September 30, 1988 Form 10-Q).
10.9     Restricted Stock Award Agreements and Stock Option Agreements (Exhibit 4(b) to the
         Company's Registration Statement No. 2-3876).
10.10    Employment and related agreements between the Company and Joseph E. Kasputys dated
         February 21, 1992 (Exhibit 10.32 to the Company's 1991 Form 10-K).
10.11*   Employment and Option agreements between the Company and Joseph E. Kasputys dated
         January 7, 1997; filed herewith.
10.12*   Employment and related agreements between The Analytic Sciences Corporation, the
         Company and John C. Holt dated February 28, 1994 (Exhibit 10.32 to the Company's
         1993 Form 10-K); Amendment dated February 29, 1996; filed herewith.
10.13*   Employment Agreement between the Company and Ira Herenstein dated December 3, 1996;
         filed herewith.

 EXHIBIT
NUMBER                                 DESCRIPTION OF DOCUMENT
------   -----------------------------------------------------------------------------------
10.14    Supplemental Death Benefit and Retirement Income Plan Agreement, as amended and restated, dated March 25, 1986 (Exhibit 19.1 to the Company's March 31, 1985 Form
         10-Q); Certified Copy of Resolution amending the Supplemental Death Benefit and
         Retirement Income Plan Agreement (Exhibit 10.17 to the Company's 1990 Form 10-K);
         as amended and restated as of January 1, 1992 (Exhibit 10.22 to the Company's 1991
         Form 10-K); Amendment dated September 28, 1992 (Exhibit 28.4 to the Company's
         September 30, 1992 Form 10-Q).
10.15*   Supplemental Medical Reimbursement Insurance Plan; filed herewith.
10.16    Form of Change of Control Compensation Agreement entered into between the Company and selected executive officers (Exhibit 10.60 to the Company's 1987 Form 10-K).
10.17*   Refinancing Agreements (Revolving Credit Agreement, Term Loan Agreement, Pledge
         Agreement, Collateral Agency Agreement, and Note Backup Agreement) dated as of
         February 7, 1997, by and among Primark Corporation, Lenders Parties, Mellon Bank,
         N.A. and other related documents; filed herewith.
10.18*   Form of variable rate unsecured loan notes dated October 24, 1996 between the
         Company and the former shareholders of ICV, Ltd; filed herewith.
10.19*   Credit Agreement dated October 23, 1996, by and among the Company, Lenders Parties and Mellon Bank, N.A.; (Exhibit 10.1 to the Company's Form 8-K dated November 13,
         1996). Amendments dated October 23, 1996; filed herewith as Exhibit 10.20, December
         18, 1996; filed herewith as Exhibit 10.21 and January 9, 1997; filed herewith as amended by Note Backup Agreement dated February 7, 1997, filed herewith as Exhibit
         10.17.
10.20*   Revolving Credit Agreement dated as of June 29, 1995, between Primark Corporation,
         Lenders Parties, Mellon Bank, N.A. and The First National Bank of Boston and other related documents (Exhibit 10.1 to the Company's Form 8-K dated July 3, 1995);
         amendments dated October 23, 1996; filed herewith, December 18, 1996; filed herewith as Exhibit 10.21 and January 9, 1997; filed herewith as Exhibit 10.19.
10.21*   Term Loan Agreement dated as of June 29, 1995, between Primark Corporation, Lenders
         Parties, Mellon Bank, N.A. and The First National Bank of Boston and other related documents (Exhibit 10.2 to the Company's Form 8-K dated July 3, 1995); amendments dated October 23, 1996; filed herewith as Exhibit 10.20, December 18, 1996; filed herewith and January 9, 1997; filed herewith as Exhibit 10.19.
10.22    Loan Agreement dated as of June 29, 1995, between TASC, Inc. and Mellon Bank, N.A.
         (Exhibit 10.1 to the Company's Form 8-K dated July 3, 1995).
10.23    Guaranty Agreement dated November 1, 1989, between Triad International Maintenance
         Corporation and Piedmont Triad Airport Authority (Exhibit 10.30 to the Company's
         1989 Form 10-K).
10.24    Reimbursement Agreement dated October 1, 1989, between Triad International
         Maintenance Corporation and Mellon Bank, N.A. (Exhibit 10.31 to the Company's 1989
         Form 10-K); Amendment dated September 25, 1992 and other related documents (Exhibit
         28-4 to the Company's Form 8-K dated October 7, 1992); Amendments to Agreement and other related documents dated February 1, 1993 (Exhibit 10.43 to the Company's 1993
         Form 10-K).
10.25    Underwriting Agreement dated November 29, 1995, by and among Primark Corporation and Paine Webber Incorporated (Exhibit 1.1 to the Company's November 7, 1995 Form
         S-3 Amendment No.1).
10.26    International Underwriting Agreement dated December 5, 1995, by and among the
         Primark Corporation and Paine Webber Incorporated (Exhibit 1.2 to the Company's
         November 7, 1995 Form S-3 Amendment No. 1).

         Annual Report to Security Holders

13.1*    Primark Corporation 1996 Annual Report (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this
         Annual Report on Form 10-K); filed herewith.

 EXHIBIT
NUMBER                                 DESCRIPTION OF DOCUMENT
------   -----------------------------------------------------------------------------------
         Subsidiaries of Registrant

21.1*    Subsidiaries of Primark Corporation; filed herewith.

         Consents of Experts and Counsel

23.1*    Consent of Independent Certified Public Accountants; filed herewith.
24.1*    Powers of Attorney; filed herewith
27*      Financial Data Schedule; filed herewith

---------------

* Indicates document filed herewith.

For the Company's documents incorporated by reference, references are to File No. 1-8260.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 1997.

                                                   PRIMARK CORPORATION

                                          --------------------------------------
                                                       (Registrant)

                                          By: /s/ STEPHEN H. CURRAN
                                            ------------------------------------
                                                STEPHEN H. CURRAN
                                               SENIOR VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER

     The undersigned directors and officers of Primark Corporation, a Michigan corporation, hereby severally constitute and appoint Joseph E. Kasputys, Stephen
H. Curran and Michael R. Kargula, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power and authority (acting alone and without the others) to execute in the name of and on behalf of the undersigned as such Director or Officer, an Annual Report on Form 10-K, for the year ended December 31, 1996, under the Securities and Exchange act of 1934, of said Corporation, and all amendments to such Annual Report on Form 10-K; hereby granting to such attorney and agents, and each of them full power of substitution and revocation in the premises; and hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURE                               TITLE                         DATE
----------------------------------------   -----------------------------      ------------------


         /s/ JOSEPH E. KASPUTYS            Chairman, President and Chief      March 26, 1997
----------------------------------------   Executive Officer (Principal
           Joseph E. Kasputys              Executive Officer)

         /s/ STEPHEN H. CURRAN             Senior Vice President and          January 15, 1997
----------------------------------------   Chief Financial Officer
           Stephen H. Curran               (Principal Financial and
                                           Accounting Officer)

            /s/ JOHN C. HOLT               Director and Executive Vice        January 13, 1997
----------------------------------------   President
              John C. Holt

          /s/ KEVIN J. BRADLEY             Director                           January 31, 1997
----------------------------------------
            Kevin J. Bradley

           /s/ STEVEN LAZARUS              Director                           January 15, 1997
----------------------------------------
             Steven Lazarus

         /s/ PATRICIA MCGINNIS             Director                           January 15, 1997
----------------------------------------
           Patricia McGinnis

               SIGNATURE                               TITLE                         DATE
----------------------------------------   -----------------------------      ------------------


          /s/ JONATHAN NEWCOMB             Director                           January 15, 1997
----------------------------------------
            Jonathan Newcomb

        /s/ CONSTANCE K. WEAVER            Director                           January 15, 1997
----------------------------------------
          Constance K. Weaver

           /s/ IRA HERENSTEIN              Senior Vice President of           January 15, 1997
----------------------------------------   Marketing
             Ira Herenstein

         /s/ MICHAEL R. KARGULA            Senior Vice President,             January 15, 1997
----------------------------------------   General Counsel and Secretary
           Michael R. Kargula

        /s/ PATRICK G. RICHMOND            Vice President of Corporate        January 20, 1997
----------------------------------------   Development
          Patrick G. Richmond

        /s/ WILLIAM J. SWIFT III           Vice President and Tax             January 2, 1997
----------------------------------------   Counsel
          William J. Swift III

By: /s/ STEPHEN H. CURRAN
    ------------------------------------
           Stephen H. Curran
            Attorney-in-fact