Form 10-Q
period 1997-03-31
PRIMARK CORP
filed 1997-05-08
CIK 356064

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 1997               COMMISSION FILE NUMBER 1-8260

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

     Number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1997:
                  Common Stock, without par value: 26,229,617

================================================================================

                              PRIMARK CORPORATION
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997

                                                                                      PAGE
                                                                                     NUMBER
                                                                                     -------
COVER..............................................................................      i
INDEX..............................................................................     ii
PART I - FINANCIAL INFORMATION
     Item 1.  Financial Statements.................................................      1
     Item 2.  Management's Discussion and Analysis of Results of Operations and
              Financial Condition..................................................      7
PART II - OTHER INFORMATION
     Item 6.  Exhibits and Reports on Form 8-K.....................................     10
SIGNATURE..........................................................................     10

                      PRIMARK CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                 MARCH 31    DECEMBER 31
                                                                                   1997          1996
                                                                                ----------   ------------
                                                                                (In Thousands of Dollars)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents, at cost (which approximates market value)......  $   30,297     $ 25,709
    Billed receivables less allowance for doubtful accounts of $4,165,000 and
     $3,647,000, respectively.................................................     155,873      145,793
    Unbilled and other receivables............................................      66,255       42,314
    Other current assets......................................................      24,657       19,894
                                                                                ----------     --------
                                                                                   277,082      233,710
                                                                                ----------     --------
DEFERRED CHARGES AND OTHER ASSETS
    Goodwill, less accumulated amortization of $45,656,000 and $41,135,000,
      respectively............................................................     663,223      588,315
    Capitalized data and other intangible assets, less accumulated
     amortization of $15,530,000 and $13,935,000, respectively................      48,115       42,241
    Capitalized software, less accumulated amortization of $13,180,000 and
     $11,280,000, respectively................................................      37,416       35,004
    Other.....................................................................      10,367       11,458
                                                                                ----------     --------
                                                                                   759,121      677,018
                                                                                ----------     --------
PROPERTY, PLANT AND EQUIPMENT, AT COST
    Computer equipment........................................................      80,456       77,119
    Leasehold improvements....................................................      31,356       29,903
    Other.....................................................................      20,654       17,654
                                                                                ----------     --------
                                                                                   132,466      124,676
    Less-accumulated depreciation.............................................     (61,083)     (56,470)
                                                                                ----------     --------
                                                                                    71,383       68,206
                                                                                ----------     --------
                                                                                $1,107,586     $978,934
                                                                                ==========     ========
LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts Payable..........................................................  $   33,475     $ 31,693
    Accrued employee payroll and benefits.....................................      33,552       38,748
    Federal income, property and other taxes payable..........................      13,782       19,622
    Deferred income...........................................................     106,960       77,364
    Current portion of long-term debt, including capital lease obligations....       7,784        6,518
    Other.....................................................................      55,317       50,195
                                                                                ----------     --------
                                                                                   250,870      224,140
                                                                                ----------     --------
LONG-TERM DEBT AND OTHER LIABILITIES
    Long-term debt, including capital lease obligations.......................     340,175      241,822
    Deferred income taxes.....................................................      17,304       15,480
    Other.....................................................................      20,486       21,010
                                                                                ----------     --------
                                                                                   377,965      278,312
                                                                                ----------     --------
         Total liabilities....................................................     628,835      502,452
MINORITY INTEREST.............................................................         907          265
CONTINGENCIES (NOTE 5)
COMMON SHAREHOLDERS' EQUITY
    Common stock and additional paid-in-capital...............................     298,689      296,546
    Retained earnings.........................................................     181,103      178,943
                                                                                ----------     --------
                                                                                   479,792      475,489
    Less-Cumulative foreign currency translation adjustment...................       1,948         (728)
                                                                                ----------     --------
         Total common shareholders' equity....................................     477,844      476,217
                                                                                ----------     --------
                                                                                $1,107,586     $978,934
                                                                                ==========     ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31
                                                                                   ---------------------
                                                                                     1997         1996
                                                                                   --------     --------
                                                                                   (In Thousands Except
                                                                                    Per Share Amounts)
OPERATING REVENUES...............................................................  $225,500     $179,022
OPERATING EXPENSES
    Cost of services.............................................................   135,367      103,525
    Selling, general and administrative..........................................    60,830       50,125
    Depreciation.................................................................     6,029        4,138
    Amortization of goodwill.....................................................     4,552        2,987
    Amortization of other intangible assets......................................     3,731        2,645
    Restructuring charge.........................................................     1,800           --
                                                                                   --------     --------
         Total operating expenses................................................   212,309      163,420
                                                                                   --------     --------
         Operating income........................................................    13,191       15,602
                                                                                   --------     --------
OTHER INCOME AND (DEDUCTIONS)
    Investment income............................................................       369          852
    Interest expense.............................................................    (6,119)      (4,938)
    Foreign currency gain (loss).................................................       973          216
    Other........................................................................     1,236          (45)
                                                                                   --------     --------
         Total other income and (deductions).....................................    (3,541)      (3,915)
                                                                                   --------     --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES............................     9,650       11,687
INCOME TAX EXPENSE...............................................................     5,535        5,541
                                                                                   --------     --------
INCOME FROM CONTINUING OPERATIONS................................................     4,115        6,146
                                                                                   --------     --------
DISCONTINUED OPERATIONS
    Discontinued operations, net of income tax expense of $0 and $71,000,
     respectively................................................................        --          254
                                                                                   --------     --------
    Total Discontinued Operations................................................        --          254
                                                                                   --------     --------
INCOME BEFORE EXTRAORDINARY LOSS.................................................     4,115        6,400
EXTRAORDINARY ITEM-LOSS ON EARLY EXTINGUISHMENT OF DEBT,
    net of income tax benefit of $1,379,000......................................    (1,955)          --
                                                                                   --------     --------
NET INCOME.......................................................................     2,160        6,400
DIVIDENDS ON PREFERRED STOCK.....................................................        --         (359)
                                                                                   --------     --------
NET INCOME APPLICABLE TO COMMON STOCK............................................  $  2,160     $  6,041
                                                                                   ========     ========
EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
    Income from continuing operations............................................  $   0.15     $   0.23
    Discontinued operations......................................................        --         0.01
                                                                                   --------     --------
    Income before extraordinary item.............................................      0.15         0.24
    Extraordinary item...........................................................     (0.07)          --
                                                                                   --------     --------
         Total earnings per share................................................  $   0.08     $   0.24
                                                                                   ========     ========
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING.................    28,351       25,362

                      PRIMARK CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31
                                                                                    ---------------------
                                                                                      1997         1996
                                                                                    --------     --------
                                                                                       (In Thousands)
Balance   -- Beginning of period..................................................  $178,943     $141,846
Add       -- Net Income...........................................................     2,160        6,400
          -- Change in year-end of Subsidiaries...................................        --          482
Deduct    -- Dividends on Preferred Stock.........................................        --         (359)
                                                                                    --------     --------
Balance   -- End of period........................................................  $181,103     $148,369
                                                                                    ========     ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31
                                                                         ---------------------
                                                                           1997         1996
                                                                         --------     --------
                                                                           (In Thousands of
                                                                               Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income........................................................  $  2,160     $  6,400
     Adjustments to reconcile net income to net cash flows from operating activities:
     Discontinued operations...........................................        --         (253)
     Change in year-end of subsidiary..................................        --        2,518
     Extraordinary loss on early extinguishment of debt................     1,955           --
     Gain on sale of investment........................................    (2,026)          --
          Depreciation and amortization................................    14,312        9,770
          Foreign currency transaction (gain) loss - net...............      (973)        (216)
          Other........................................................     1,005          431
          Changes in assets and liabilities which provided (used) cash,
            exclusive of changes shown separately......................   (14,690)     (14,827)
                                                                         --------     --------
               Net cash provided from operating activities.............     1,743        3,823
                                                                         --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of short-term notes payable..............................    58,596          708
     Repayment of short-term notes payable.............................   (58,596)        (708)
     Issuance of long-term debt........................................   100,000           --
     Debt issue costs..................................................    (2,831)          --
     Common stock issuance and other...................................     1,493        2,244
                                                                         --------     --------
               Net cash provided from financing activities.............    98,662        2,244
                                                                         --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures..............................................    (8,691)      (5,308)
     Capitalized software..............................................    (4,226)      (1,933)
     Purchase of subsidiaries - net of acquired cash...................   (86,022)          --
     Proceeds from sale of investment..................................     3,494           --
     Cash contributed to discontinued operations.......................        --          (71)
     Other - net.......................................................        55         (219)
                                                                         --------     --------
               Net cash used for investing activities..................   (95,390)      (7,531)
                                                                         --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH................................      (427)        (185)
NET DECREASE IN CASH AND CASH EQUIVALENTS..............................     4,588       (1,649)
CASH AND CASH EQUIVALENTS, JANUARY 1...................................    25,709       59,990
                                                                         --------     --------
CASH AND CASH EQUIVALENTS, MARCH 31....................................  $ 30,297     $ 58,341
                                                                         ========     ========
CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED (USED)
  CASH, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
     Billed, unbilled and other receivables-net........................  $(24,448)    $(16,608)
     Accounts payable..................................................     1,814       (1,185)
     Federal income, property and other taxes payable-net..............    (4,596)       1,558
     Other current assets and liabilities..............................    13,433          789
     Other noncurrent assets and liabilities...........................      (893)         619
                                                                         --------     --------
                                                                         $(14,690)    $(14,827)
                                                                         ========     ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  ACQUISITIONS

     During the three months ended March 31, 1997, the Company made the acquisitions as described below, each of which has been accounted for as a purchase. Accordingly, the purchase prices have been allocated to the identifiable net assets acquired based upon preliminary estimates of their fair market values as of the acquisition date. The excess of purchase price over the estimated fair value of total net assets acquired was allocated to goodwill. Future adjustments to the total purchase price allocation, if any, are not expected to materially affect the Company's financial statements. The consolidated financial statements include the operating results of each business from the date of acquisition.

                                              BASELINE       WEFA
                                                 (IN THOUSANDS)
     Cash                                      $40,963      $45,000
     Acquisition Fees                              135          234
                                              ---------     -------
               Total Consideration              41,098       45,234
     Acquired Cash                                  (2)        (308)
                                              ---------     -------
               Net Consideration               $41,096      $44,926
                                              ---------     -------
     Excess of Purchase Price over Fair
       Value                                   $39,497      $43,552
                                              ---------     -------

  a. Baseline

     On January 6, 1997, the Company purchased all of the outstanding stock of Baseline pursuant to the terms of a Stock Purchase Agreement dated November 24, 1996, between the Company, Bowne & Co., Inc., and Robert G. Patterson for $41.0 million in cash. The excess of purchase price over the fair value of net assets acquired of approximately $39.5 million will be amortized over 30 years. Headquartered in New York City, Baseline provides institutional investors with visual valuation graphics which portray financial market information to institutional accounts throughout the U.S., Canada and the United Kingdom.

  b. WEFA

     On February 7, 1997, the Company acquired all of the outstanding stock of WEFA Holdings, Inc. ("WEFA") for $45.0 million in cash. The excess of purchase price over the fair value of net assets acquired of approximately $43.6 million will be amortized over 35 years. Headquartered in Pennsylvania, WEFA is an international provider of value added economic information, software and consulting services to Fortune 1000 companies, governments, universities, and financial institutions.

2.  REFINANCING

     Concurrent with the purchase of WEFA, on February 7, 1997, the Company entered into a $300 million refinancing arrangement to replace some of the funds expended for recent acquisitions and enhance liquidity for future opportunities. The new arrangement, comprised of a $75 million revolving credit facility and a $225 million term loan expiring in June 2004, replaced an outstanding $75 million revolving credit facility and a $125 million term loan. Interest on the outstanding borrowings under the new credit facility and term loan are payable at rates ranging from 0.625% to 1.00% and 0.625% to 1.25%, respectively, above the current prevailing LIBOR rate of interest.

     The Company incurred costs of $2.8 million in conjunction with the arrangement which will be amortized over the term of the debt. The write-off of unamortized debt issue costs related to the original financing generated an extraordinary after-tax loss of $2.0 million for the quarter ended March 31, 1997.

                      PRIMARK CORPORATION AND SUBSIDIARIES

3.  SALE OF INVESTMENT

     On January 7, 1997, the Company sold its investment in the Weather Network pursuant to the terms of a Sale Agreement dated December 5, 1996 for 2.1 million pounds sterling ($3.5 million). The $2.5 million pre tax gain on the sale has been included in other income for the period ended March 31, 1997.

4.  RESTRUCTURING AND INTEGRATION CHARGES

     During the first quarter of 1997, the Company recorded a $1.8 million pretax charge, or $0.04 per share, at Disclosure to take advantage of new information technology, reorganization of Disclosure's document business and other actions aimed at reducing costs and enhancing efficiency. The restructuring provision includes estimated costs for employee severance and other benefits of $981.2 thousand, asset write-downs of $713.6 thousand and idle facility related costs of $105.2 thousand. Cash flow expenditures, net of tax recovery, will be funded by the Company's cash flows from operating activities. As of March 31, 1997, $676.0 thousand of restructuring costs have been incurred, of which $651.7 thousand was related to employee severance and other benefits and $24.3 thousand was related to idle facility related costs. The restructuring plan, when fully implemented, will result in annual savings of approximately $4.0 million. The spending is expected to be essentially completed by the end of 1997.

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

6.  GENERAL

     There have been no significant changes in the Company's principal accounting policies that were set forth in the Company's 1996 Annual Report and Form 10-K. Certain reclassifications have been made to the prior year's statements to conform with the 1997 presentation.

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

                      PRIMARK CORPORATION AND SUBSIDIARIES

7.  NEWLY ISSUED ACCOUNTING STANDARDS

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.128, "Earnings Per Share." This new standard, which will be effective for the 1997 fiscal year, requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the statement of income and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. The Company has not performed the calculation for the pro forma financial statement disclosure of the effect of this standard, however, management believes the results would not materially differ from earnings per share as presented.

8.  SUBSEQUENT EVENTS

  a. Common Stock

     As of April 30, 1997 the Company had repurchased 1,000,000 shares of its outstanding common stock in the open market at a total cost of $19.6 million. On April 25, 1997, the board of directors authorized the repurchase of an additional 1.2 million shares of the Company's Common Stock.

  b. DAFSA

     The Company expects to incur a total restructuring cost of $6.5 million related to the integration and downsizing of its operation at DAFSA. Of that amount, $1.5 million was identified and reserved for at the time of acquisition in June of 1996. Pending certain government and other approvals, the remaining $5.0 million is expected to be recorded as a restructuring charge in the second quarter. The subsequent restructuring charge is the result of a plan to further integrate DAFSA's personnel, space and product with those of the Company's other subsidiaries. The restructuring costs are primarily related to exiting a line of business, employee severance and other benefits and idle facility related costs.

ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Primark reported net income of $2.2 million ($0.08 per share) for the first quarter of 1997 compared to $6.0 million ($0.24 per share) in 1996. Net income, as reported, includes the effect of an extraordinary loss of $2.0 million (after tax) for the write off of debt issue costs associated with prior bank debt which was successfully refinanced in 1997. Revenues of $225.5 million were reported for the three months ended March 31, 1997, a 26.0% increase over the $179.0 reported for the first quarter of 1996. New acquisitions contributed $28.7 million to the increase in revenues. Excluding these acquisitions, the Company's other operations had revenue growth of 9.9% compared to 1996.

     The 1997 first quarter income from continuing operations of $4.1 million ($0.15 per share) declined 33.0% from the $6.1 million ($0.23 per share) reported for 1996. This quarter's income from continuing operations was affected by the acquisition of six new businesses, the poor operating performance of DAFSA and TIMCO, the restructuring at Disclosure, the sale of the Weather Network partnership, increased interest costs, and the effects of currency on foreign operations. While some of these items were positive, the poor operating results at DAFSA and TIMCO and the restructuring charge at Disclosure were the major causes for an increase of overall operating expenses of 29.9%.

     Excluding DAFSA, which will be discussed separately, the remaining five new businesses, Yankee, ICV, Baseline, WEFA and the controlling interest in Worldscope added $27.0 million of revenue, $5.8 million of EBITDA and $2.2 million of operating income. Each of these new businesses are performing as anticipated with growth in revenues of 16.1% over their same period last year.

     DAFSA reported revenues of $1.7 million and an operating loss of $2.4 million in the first quarter. Because of the unprofitable condition of DAFSA, no tax benefits associated with these losses were recorded, which increased the Company's effective tax rate. As DAFSA becomes profitable, these losses will shelter future tax expenses. The Company has undertaken measures to lower DAFSA's operating expenses and integrate certain operations with other businesses. These actions will result in a restructuring charge of approximately $6.5 million. Of that amount, $1.5 million was identified and reserved for at the time of acquisition in June of 1996. Assuming the receipt of French government and other approvals, the remaining $5.0 million is expected to be recorded as a restructuring charge in the second quarter. Most of these costs relate to exiting a line of business, idle facility costs and severance and other employee reduction costs.

     TIMCO reported revenues of $28.3 million or an increase of 2.0% over last year and operating income of $293 thousand compared to $2.4 million for the first quarter of 1996. These results are reflective of losses attributable to one major contract and difficulties in expanding the workforce to meet demand. The Company believes that the drain on operating results from the one problem contract identified will be resolved by the end of the second quarter and that progress on staffing will be made throughout the year.

     During the first quarter, the Company recorded a $1.8 million restructuring charge at Disclosure where investments in new information technology and the on-going shift from paper-based documents to desktop electronic delivery have enabled major productivity improvements. These measures have resulted in the elimination of over one hundred positions. The restructuring provision includes estimated costs for employee severance and other benefits, asset write-downs and idle facility related costs. Approximately 38% of the restructuring has been paid through March 31, 1997 and the remaining balance is expected to be spent by the end of June, 1997.

     Offsetting Disclosure's restructuring charge was the sale of The Weather Network partnership. This investment was sold for $3.5 million and resulted in a gain of $2.0 million which has been recorded in other income.

     Interest expense increased $1.2 million over the first quarter of 1996, primarily as a result of the February 1997 refinancing which provided an additional $100 million in long term debt.

     Currency movements negatively impacted first quarter operating income by approximately $1.5 million. The Company has profitable operations in continental Europe and Japan and a large cost base in the United

Kingdom. The negative impact was due to the strengthening dollar against the currencies of continental Europe and Japan, coupled with the weakening dollar against the UK pound. Offsetting the negative impact currency had on operating income was a $1.0 million gain on currency transactions recorded in the first quarter, the majority of which was from hedging transactions.

OPERATING RESULTS BY SEGMENT (IN MILLIONS)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31
                                                                   -----------------------
                                                                    1997    1996    CHANGE
                                                                   ------   -----   ------
    OPERATING REVENUES
    Information Services
         Applied Technology......................................  $106.4   $90.9   $15.5
         Financial Information Services..........................  $ 90.8   $60.4   $30.4
    Transportation Services......................................  $ 28.3   $27.7   $ 0.6
    OPERATING INCOME
    Information Services
         Applied Technology......................................  $  8.6   $ 7.1   $ 1.5
         Financial Information Services..........................  $  5.3   $ 7.4   $(2.1)
    Transportation Services......................................  $  0.3   $ 2.4   $(2.1)

     The applied technology market is comprised of TASC, WSI and the Yankee Group. Revenues and operating income in the applied technology market were up 17.1% and 21.0% respectively, led by the addition of the Yankee Group in August of 1996 and strong performance in both the government and commercial businesses.

     The financial information businesses are comprised of Datastream, ICV, DAFSA, Disclosure, Worldscope, IBES, Vestek, Baseline and WEFA. Aggregate revenues from these businesses was up 50.3% or $30.4 million. Acquired financial information companies contributed $28.7 million to the increase. Operating income in the financial information companies was down $2.1 million. Restructuring charges at Disclosure of $1.8 million, $2.4 million of operating losses at DAFSA and adverse currency movements of approximately $1.4 million were the major contributing factors to the decrease. Exclusive of these three events, operating income at the financial information services businesses would have increased 47%.

     The transportation services segment is comprised of the Company's aircraft maintenance facility (TIMCO) which had a 2.0% growth in revenues and an 87.7% decrease in operating income. These results are reflective of losses on one contract and difficulties in expanding the workforce to meet demand.

     Not included in the above table are corporate expenses of $1.0 million and $1.3 million for the quarters ended March 31, 1997 and March 31, 1996 respectively.

CAPITAL RESOURCES AND LIQUIDITY

     During the three months ended March 31, 1997, cash and cash equivalents increased $4.6 million. Operating activities generated $1.7 million, the issuance of long term debt provided $97.2 million net of debt issue costs, and the sale of the Weather Network generated $3.5 million, while $86.0 million was used to purchase Baseline and WEFA and $12.9 million was used to fund capital expenditures.

     Operating activities provided $1.7 million during the first quarter of 1997, a $2.1 million decrease compared to 1996. The $2.1 million decrease is primarily due to the 1996 cash flow impact of changing Datastream's year end from a November 30 fiscal year to December 31. The $4.2 million decrease in net income was primarily offset by a $4.5 million increase in non-cash depreciation and amortization expense. Working capital uses remained flat, with increases in unbilled receivables at TASC and TIMCO being offset by increases in deferred income at ICV, I/B/E/S and Disclosure.

     Cash flows from financing activities provided $98.7 million for the first quarter of 1997, a $96.4 million increase over the 1996 first quarter. The increase is primarily the result of the February 7, 1997 $300 million bank refinancing arrangement which provided an additional $100 million in long term debt. The new arrangement is comprised of a $75 million revolving credit facility and a $225 million term loan expiring in June 2004. The new financing replaced an outstanding $75 million revolving credit facility and a $125 million term loan. The Company incurred costs of $2.8 million in conjunction with the arrangement which will be amortized over the term of the debt. The additional capacity increased Primark's debt to total capital ratio from 34.3% at December 31, 1996 to 42.1% at March 31, 1997.

     Investing activities used $95.4 million during the first three months of 1997, an increase of $87.9 million over the same period in 1996. The majority of investing uses were for the purchases of Baseline and WEFA which used $41.1 and $44.9 million, respectively. Other capital expenditures for property, plant and equipment, other intangibles, and capitalized software amounted to $12.9 million during the first three months of 1997, an increase of $5.7 million over the same period in 1996. Of this amount, $3.4 million was for computer equipment, $1.0 million of which was for TASC and the remainder for the financial information companies. Leasehold improvements for new facilities at IBES, ICV and TIMCO resulted in $1.9 million of capital expenditures. Capitalized software costs totaled $4.2 million, of which $2.4 million were for upgrading and revising Disclosure's product line and production operation. The purchase of capitalized data and equipment accounted for approximately $3.1 million. Partially offsetting these uses were proceeds from the Company's sale of its investment in the Weather Network which provided $3.5 million of cash.

     The majority of the estimated restructuring charge at DAFSA and the majority of the restructuring charge incurred at Disclosure are expected to be paid in full by the end of 1997.

     As of April 30, 1997 the Company had completed the previously announced 1,000,000 share common stock buyback program at a cost of $19.6 million. On April 25, 1997, the board of directors authorized the repurchase of an additional 1.2 million shares of the Company's common stock.

     With the Company's new bank credit facility, and with the improved performance created by the new acquisitions in the aggregate, even after considering DAFSA, Primark believes that it has adequate liquidity to operate its existing businesses and pursue investment opportunities as they arise.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which will be effective during fourth quarter 1997. SFAS No. 128 will require the Company in its fourth quarter and its annual report to restate all previously reported earnings per share information to conform with the new pronouncement's requirements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
NUMBER                               DESCRIPTION                              PAGE
-------   ------------------------------------------------------------------  -----
  27*     Financial Data Schedule...........................................

---------------

* Indicates document filed herewith.

     For the Company's documents incorporated by reference, references are to File No. 1-8260.

     (b) The Company filed three reports on Form 8-K dated February 4, 1997, April 3, 1997 and April 18, 1997. All three reports were filed under Item 9 "Sales of Equity Securities Pursuant to Regulation S".

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

Dated:  May 7, 1997