Form 10-Q
period 1997-06-30
PRIMARK CORP
filed 1997-08-14
CIK 356064

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                          Yes X                    No

   Number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 1997:
                  Common Stock, without par value: 25,921,382

================================================================================

                              PRIMARK CORPORATION

                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997

                                                                                       PAGE
                                                                                      NUMBER
                                                                                      ------
COVER...............................................................................     i
INDEX...............................................................................    ii
PART I - FINANCIAL INFORMATION
     Item 1.  Financial Statements..................................................     1
     Item 2.  Management's Discussion and Analysis of Results of Operations and
              Financial Condition...................................................     8
PART II - OTHER INFORMATION
     Item 2.  Changes in Securities.................................................    12
     Item 4.  Results of Votes of Security Holders..................................    12
     Item 6.  Exhibits and Reports on Form 8-K......................................    13
SIGNATURE...........................................................................    14

PART I - FINANCIAL INFORMATION

                      PRIMARK CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                               JUNE 30,      DECEMBER 31,
                                                                                 1997            1996
                                                                              ----------     ------------
                                                                                    (IN THOUSANDS)
                                                 ASSETS
CURRENT ASSETS
    Cash and cash equivalents, at cost (which approximates market value)....  $   13,641       $ 25,385
    Billed receivables less allowance for doubtful accounts of $3,887,000
     and $3,412,000, respectively...........................................     149,235        127,557
    Unbilled and other receivables..........................................      49,690         34,720
    Other current assets....................................................      18,211         13,890
    Net assets of discontinued operations...................................      40,335         39,930
                                                                              ----------       --------
                                                                                 271,112        241,482
                                                                              ----------       --------
DEFERRED CHARGES AND OTHER ASSETS
    Goodwill, less accumulated amortization of $50,248,000 and $41,135,000,
     respectively...........................................................     654,179        588,315
    Capitalized data and other intangible assets, less accumulated
     amortization of $17,487,000 and $13,935,000, respectively..............      50,520         42,241
    Capitalized software, less accumulated amortization of $15,828,000 and
     $11,280,000, respectively..............................................      41,499         35,004
    Other...................................................................       8,736         11,124
                                                                              ----------       --------
                                                                                 754,934        676,684
                                                                              ----------       --------
PROPERTY, PLANT AND EQUIPMENT, AT COST
    Computer equipment......................................................      84,003         75,574
    Leasehold improvements..................................................      22,014         19,344
    Other...................................................................      15,109         10,980
                                                                              ----------       --------
                                                                                 121,126        105,898
    Less-accumulated depreciation...........................................     (62,444)       (52,481)
                                                                              ----------       --------
                                                                                  58,682         53,417
                                                                              ----------       --------
                                                                              $1,084,728       $971,583
                                                                              ==========       ========
                               LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes Payable...........................................................  $    7,241       $     --
    Accounts Payable........................................................      29,655         29,380
    Accrued employee payroll and benefits...................................      36,476         35,070
    Federal income, property and other taxes payable........................      17,546         19,613
    Deferred income.........................................................      99,578         77,364
    Current portion of long-term debt, including capital lease
     obligations............................................................       6,610          6,518
    Other...................................................................      52,253         48,844
                                                                              ----------       --------
                                                                                 249,359        216,789
                                                                              ----------       --------
LONG-TERM DEBT AND OTHER CURRENT LIABILITIES
    Long-term debt, including capital lease obligations.....................     341,053        241,822
    Deferred income taxes...................................................      17,372         15,480
    Other...................................................................      22,643         21,010
                                                                              ----------       --------
                                                                                 381,068        278,312
                                                                              ----------       --------
         Total liabilities..................................................     630,427        495,101
MINORITY INTEREST...........................................................         907            265
CONTINGENCIES (NOTE 8)
COMMON SHAREHOLDERS' EQUITY
    Common stock and additional paid-in-capital.............................     273,073        296,546
    Retained earnings.......................................................     182,137        178,943
                                                                              ----------       --------
                                                                                 455,210        475,489
    Less-Cumulative foreign currency translation adjustment.................       1,816           (728)
                                                                              ----------       --------
         Total common shareholders' equity..................................     453,394        476,217
                                                                              ----------       --------
                                                                              $1,084,728       $971,583
                                                                              ==========       ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                THREE MONTHS               SIX MONTHS
                                                                    ENDED                     ENDED
                                                                  JUNE 30,                  JUNE 30,
                                                            ---------------------     ---------------------
                                                              1997         1996         1997         1996
                                                            --------     --------     --------     --------
                                                                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
OPERATING REVENUES........................................  $209,713     $158,901     $406,907     $310,179
OPERATING EXPENSES
    Cost of services......................................   116,036       83,600      226,656      164,275
    Selling, general and administrative...................    63,517       50,790      121,427       98,685
    Depreciation..........................................     5,683        4,213       11,366        8,065
    Amortization of goodwill..............................     4,694        3,100        9,246        6,087
    Amortization of other intangible assets...............     4,197        2,496        7,928        5,141
    Restructuring charge..................................     5,000           --        6,800           --
                                                            --------     --------     --------     --------
         Total operating expenses.........................   199,127      144,199      383,423      282,253
                                                            --------     --------     --------     --------
         Operating income.................................    10,586       14,702       23,484       27,926
                                                            --------     --------     --------     --------
OTHER INCOME AND (DEDUCTIONS)
    Investment income.....................................       933        1,231        1,840        2,592
    Interest expense......................................    (6,816)      (4,727)     (12,933)      (9,662)
    Foreign currency gain (loss)..........................     1,363          827        2,336        1,043
    Other.................................................      (452)          66          844           69
                                                            --------     --------     --------     --------
         Total other income and (deductions)..............    (4,972)      (2,603)      (7,913)      (5,958)
                                                            --------     --------     --------     --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.....     5,614       12,099       15,571       21,968
INCOME TAX EXPENSE........................................     4,283        5,336        9,942       10,094
                                                            --------     --------     --------     --------
INCOME FROM CONTINUING OPERATIONS.........................     1,331        6,763        5,629       11,874
                                                            --------     --------     --------     --------
DISCONTINUED OPERATIONS
    Discontinued operations, net of income tax
      (benefit)/expense of ($208,000), $553,000,
      ($332,000) and $1,407,000 respectively..............      (297)         754         (480)       2,043
                                                            --------     --------     --------     --------
    Total Discontinued Operations.........................      (297)         754         (480)       2,043
                                                            --------     --------     --------     --------
INCOME BEFORE EXTRAORDINARY LOSS..........................     1,034        7,517        5,149       13,917
EXTRAORDINARY ITEM-LOSS ON EARLY EXTINGUISHMENT OF DEBT,
  NET OF INCOME TAX BENEFIT OF $1,379,000.................        --           --       (1,955)          --
                                                            --------     --------     --------     --------
NET INCOME................................................     1,034        7,517        3,194       13,917
Dividends on Preferred Stock..............................        --           --           --         (359)
                                                            --------     --------     --------     --------
    NET INCOME APPLICABLE TO COMMON STOCK.................  $  1,034     $  7,517     $  3,194     $ 13,558
                                                            ========     ========     ========     ========
EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
    Income from continuing operations.....................  $   0.05     $   0.26     $   0.20     $   0.45
    Discontinued operations...............................     (0.01)        0.03        (0.02)        0.08
                                                            --------     --------     --------     --------
    Income before extraordinary item......................      0.04         0.29         0.18         0.53
    Extraordinary item....................................        --           --        (0.06)          --
                                                            --------     --------     --------     --------
         Total earnings per share.........................  $   0.04     $   0.29     $   0.12     $   0.53
                                                            ========     ========     ========     ========
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
  OUTSTANDING.............................................    27,045       26,252       27,696       25,807

                      PRIMARK CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                                 THREE MONTHS               SIX MONTHS
                                                                     ENDED                     ENDED
                                                                   JUNE 30,                  JUNE 30,
                                                             ---------------------     ---------------------
                                                               1997         1996         1997         1996
                                                             --------     --------     --------     --------
                                                                             (IN THOUSANDS)
Balance  -- Beginning of period............................  $181,103     $148,235     $178,943     $141,846
Add      -- Net income.....................................     1,034        7,517        3,194       13,917
         -- Change in year-end of subsidiaries.............        --           --           --          348
Deduct   -- Dividends on preferred stock...................        --           --           --         (359)
                                                             --------     --------     --------     --------
Balance  -- End of period..................................  $182,137     $155,752     $182,137     $155,752
                                                             ========     ========     ========     ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                        ----------------------
                                                                          1997          1996
                                                                        ---------     --------
                                                                            (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income.......................................................  $   3,194     $ 13,917
     Adjustments to reconcile net income to net cash flows from operating activities:
     Discontinued operations..........................................        480       (2,043)
     Change in year-end of subsidiary.................................         --        2,518
     Extraordinary loss on early extinguishment of debt...............      1,955           --
     Gain on sale of investment.......................................     (2,026)          --
     Depreciation and amortization....................................     28,540       19,293
     Foreign currency transaction (gain) loss -- net..................     (1,716)      (1,043)
     Other............................................................      1,444          116
     Changes in assets and liabilities which provided (used) cash,
      exclusive of changes shown separately...........................    (13,252)      (8,312)
                                                                        ---------     --------
          Net cash provided from operating activities.................     18,619       24,446
                                                                        ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of short-term notes payable.............................    114,040          708
     Repayment of short-term notes payable............................   (106,799)        (708)
     Issuance of long-term debt.......................................    100,000           --
     Common stock repurchased.........................................    (26,633)          --
     Debt issue costs.................................................     (2,831)          --
     Common stock issuance and other..................................      2,031        4,582
                                                                        ---------     --------
          Net cash provided from financing activities.................     79,808        4,582
                                                                        ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures.............................................    (16,551)      (9,673)
     Capitalized software.............................................     (9,615)      (4,674)
     Purchase of subsidiaries -- net of acquired cash.................    (86,090)      (9,000)
     Proceeds from sale of investment.................................      3,494           --
     Cash from (contributed to) discontinued operations...............       (885)      (7,727)
     Other -- net.....................................................        222       (2,765)
                                                                        ---------     --------
          Net cash used for investing activities......................   (109,425)     (33,839)
                                                                        ---------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...............................       (746)        (279)
NET DECREASE IN CASH AND CASH EQUIVALENTS.............................    (11,744)      (5,090)
CASH AND CASH EQUIVALENTS, JANUARY 1..................................     25,385       59,990
                                                                        ---------     --------
CASH AND CASH EQUIVALENTS, JUNE 30....................................  $  13,641     $ 54,900
                                                                        =========     ========
CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED (USED) CASH,
  EXCLUSIVE OF CHANGES SHOWN SEPARATELY
     Billed, unbilled and other receivables -- net....................  $ (26,701)    $(10,883)
     Accounts payable.................................................         87       (6,439)
     Federal income, property and other taxes payable -- net..........     (1,115)       4,175
     Other current assets and liabilities.............................     11,527        6,009
     Other noncurrent assets and liabilities..........................      2,950       (1,174)
                                                                        ---------     --------
                                                                        $ (13,252)    $ (8,312)
                                                                        =========     ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  ACQUISITIONS

     During 1997, the Company made the acquisitions as described below, each of which has been accounted for as a purchase. Accordingly, the purchase prices have been allocated to the identifiable net assets acquired based upon preliminary estimates of their fair market values as of the acquisition date. The excess of purchase price over the estimated fair value of total net assets acquired was allocated to goodwill. Future adjustments to the total purchase price allocation, if any, are not expected to materially affect the Company's financial statements. The consolidated financial statements include the operating results of each business from the date of acquisition.

                                                                   BASELINE    WEFA
                                                                   --------   -------
                                                                     (IN THOUSANDS)
          Cash...................................................  $ 40,963   $45,000
          Acquisition Fees.......................................       233       204
                                                                    -------   -------
               Total Consideration...............................    41,196    45,204
          Acquired Cash..........................................        (2)     (308)
                                                                    -------   -------
               Net Consideration.................................  $ 41,194   $44,896
                                                                    -------   -------
          Excess of Purchase Price over Fair Value...............  $ 39,363   $43,463
                                                                    -------   -------

  a.  BASELINE

     On January 6, 1997, the Company purchased all of the outstanding stock of Baseline pursuant to the terms of a Stock Purchase Agreement dated November 24, 1996, between the Company, Bowne & Co., Inc., and Robert G. Patterson for $41.0 million in cash. The excess of purchase price over the fair value of net assets acquired of approximately $39.4 million will be amortized over 30 years. Headquartered in New York City, Baseline provides institutional investors with visual valuation graphics which portray financial market information to institutional accounts throughout the U.S., Canada and the United Kingdom.

  b.  WEFA

     On February 7, 1997, the Company acquired all of the outstanding stock of WEFA Holdings, Inc. ("WEFA") for $45.0 million in cash. The excess of purchase price over the fair value of net assets acquired of approximately $43.5 million will be amortized over 40 years. Headquartered in Pennsylvania, WEFA is an international provider of value added economic information, software and consulting services to Fortune 1000 companies, governments, universities, and financial institutions.

2.  DISCONTINUED OPERATIONS

     In June 1997, the Company adopted a formal plan to sell its non-core transportation services segment consisting of Triad International Maintenance Corporation ("TIMCO"). The operations of TIMCO have been accounted for as discontinued. Accordingly, the accompanying consolidated financial statements reflect TIMCO's operating results and net assets separately from the Company's continuing operations for all periods presented. Net assets of discontinued operations represent the realizable value of the Company's investment in TIMCO, and consist principally of working capital, fixed assets and other noncurrent assets and liabilities. The Company anticipates that the sale of TIMCO will be completed within one year at amounts which will at least approximate its net book value. TIMCO reported revenues of $106.3 million for the year ended December 31, 1996. Discontinued operations for the three and six month periods ended June 30, 1996 include $0.3 million and $0.5 million, respectively, related to the sale of the Company's Primark Storage Leasing Corporation segment in 1996.

3.  REFINANCING

     Concurrent with the purchase of WEFA, on February 7, 1997, the Company entered into a $300 million refinancing arrangement to replace some of the funds expended for recent acquisitions and enhance liquidity

                      PRIMARK CORPORATION AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     The Company incurred costs of $2.8 million in conjunction with the arrangement which will be amortized over the term of the debt. The write-off of unamortized debt issue costs related to the original financing generated an extraordinary after-tax loss of $2.0 million in the first quarter of 1997.

4.  SALE OF INVESTMENT

     On January 7, 1997, the Company completed the sale of its investment in the Weather Network pursuant to the terms of a Sale Agreement dated December 5, 1996 for 2.1 million pounds sterling ($3.5 million). The $2.5 million pretax gain on the sale has been included in other income.

5.  RESTRUCTURING AND INTEGRATION CHARGES

  a.  DISCLOSURE

     During the first quarter of 1997, the Company recorded a $1.8 million pretax charge, or $0.04 per share, at Disclosure to take advantage of new information technology, reorganization of Disclosure's document business and other actions aimed at reducing costs and enhancing efficiency. The restructuring provision includes estimated costs for employee severance and other benefits of $981.2 thousand, asset write-downs of $713.6 thousand and idle facility related costs of $105.2 thousand. Cash flow expenditures, net of tax recovery, were funded by the Company's cash flows from operating activities. As of June 30, 1997, the spending for these accrued restructuring costs had been completed. The restructuring plan is anticipated to result in annual savings of approximately $4.0 million.

  b.  DAFSA

     During the second quarter of 1997, the Company recorded a restructuring charge of $5.0 million related to the integration and downsizing of operations at DAFSA. Due to the unprofitable condition of DAFSA, no tax benefits associated with losses incurred during 1997, including the restructuring charge, have been recorded. Consequently, the restructuring charge resulted in a reduction of $0.18 to the Company's year to date earnings per share.

     When the Company acquired DAFSA in June of 1996, approximately $1.5 million of integration costs were considered in determining the purchase accounting. The subsequent restructuring charge is the result of a plan to further integrate DAFSA's personnel, space and product with those of the Company's other subsidiaries. The $6.5 million total restructuring provision includes estimated costs for exiting a line of business of $1.7 million, employee severance and other benefits of $1.4 million, asset write-downs of $2.2 million and legal, professional and other related costs of $1.2 million. Cash flow expenditures, net of tax recovery, will be funded by the Company's cash flows from operating activities. As of June 30, 1997, $2.9 million of restructuring costs have been incurred, of which $1.1 million was related to exiting a line of business, $0.5 million was related to employee severance and other benefits, $0.6 million was related to asset write-downs and $0.7 million was related to legal, professional and other related costs. The restructuring plan, when fully implemented, is expected to significantly improve DAFSA's operating margins. The spending is expected to be essentially completed by the end of 1997.

                      PRIMARK CORPORATION AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6.  SHAREHOLDERS' EQUITY

  A.  COMMON STOCK REPURCHASE AND RETIREMENT

     On April 25, the Board of Directors authorized the repurchase of an additional 1.2 million shares of the Company's Common Stock, bringing the total authorized for repurchase to 2.2 million shares. During the second quarter, the Company repurchased 1,349,000 shares of its outstanding common stock in the open market at a total cost of $26.6 million. On May 13, 1997 and June 5, 1997, the Company cancelled 1,145,300 and 203,700 shares, respectively.

  B.  INCREASE IN AUTHORIZED SHARES

     On May 28, 1997, the shareholders of the Company approved a resolution which amended the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 65,000,000 to 100,000,000.

  C.  RIGHTS AGREEMENT

     On May 28, 1997, the Board of Directors executed a new Rights Agreement (the "Rights Agreement") to extend the benefits of the Rights Agreement (the "Prior Rights Agreement") adopted by the Company in 1988.

     The Board of Directors authorized and declared a dividend distribution of one Right for each share of the Company's Common Stock outstanding upon the earlier of (i) the close of business on January 25, 1998 or (ii) the date on which the 1988 rights are redeemed (the "Record Date"). The Board of Directors also authorized the issuance of one Right for each share of Common Stock of the Company issued between the Record Date and the Distribution Date as defined in the Rights Agreement. Each Right represents the right to purchase, if and when the Right becomes exercisable, one share of Common Stock of the Company at a price per share of $138.00. The description and terms of the Rights are set forth in a Rights Agreement between the Company and the Rights Agent.

  D.  EMPLOYEE STOCK PURCHASE AND STOCK OPTION PLAN

     On May 28, 1997, the shareholders of the Company approved a resolution to increase the shares of Company Common Stock issuable under the Primark Corporation Employee Stock Purchase Plan from 1,000,000 to 3,000,000. The shareholders also approved a resolution to amend the Primark Corporation 1992 Stock Option Plan to limit the number of shares subject to option that may be granted to any participant in any year to 100,000 shares.

7.  NEWLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This new standard requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the statement of income and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. This statement will be effective for the Company's 1997 fiscal year. Had SFAS 128 been effective for the 1997 and 1996 periods presented, earnings per share from continuing operations on a pro forma basis would have been as follows:

                                                        THREE MONTHS           SIX MONTHS
                                                           ENDED                 ENDED
                                                          JUNE 30               JUNE 30
                                                      ----------------      ----------------
                                                      1997       1996       1997       1996
                                                      -----      -----      -----      -----
     Basic EPS...................................     $0.05      $0.28      $0.21      $0.50
     Dilutive EPS................................     $0.05      $0.26      $0.20      $0.46

                      PRIMARK CORPORATION AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which will be applicable for the Company in fiscal 1998. Management has not yet assessed the impact of implementation.

8.  CONTINGENCIES

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

9.  GENERAL

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

     Primark reported net income of $1.0 million ($0.04 per share) and $3.2 million ($0.12 per share) for the three and six months ended June 30, 1997 respectively. Net income for the three and six months ended June 30, 1996 was $7.5 million ($0.29 per share) and $13.6 million ($0.53 per share). The 1997 net income includes the effect of a $2.0 million (after tax) extraordinary loss ($0.06 per share) recorded in the first quarter of 1997 for the write off of debt issue costs associated with prior bank debt which was successfully refinanced.

     Primark has adopted a formal plan to dispose of its transportation business (TIMCO) within a twelve month period. Accordingly, the operating results and net assets of TIMCO have been reclassified from continuing operations and recorded as a discontinued operation net of taxes. During the three and six months ended June 30, 1997, TIMCO generated net losses respectively of $0.3 million and $0.5 million. Discontinued operations for the three and six month periods of 1996 include the net income of TIMCO of $0.5 million and $1.5 million, respectively, as well as net income of $0.3 million and $0.5 million, respectively, for the discontinued operations of Primark Storage Leasing Corporation, sold in September of 1996.

     Income from continuing operations was $1.3 million ($0.05 per share) and $5.6 million ($0.20 per share) for the three and six months ended June 30, 1997, respectively, compared to $6.8 million ($0.26 per share) and $11.9 million ($0.45 per share) for the three and six months ended June 30, 1996, respectively. Three significant factors impacted the reported income from continuing operations: (1) performance at DAFSA; (2) product transition and restructuring at Disclosure; and (3) commercial debt refinancing.

     The 1997 second quarter includes a restructuring charge of $5.0 million ($0.18 per share) for the DAFSA operation. Year-to-date, including the restructuring charge, DAFSA has generated operating losses of $7.9 million. Due to the unprofitable condition of DAFSA, no tax benefits associated with the restructuring charge or other operating losses have been recorded, resulting in a higher effective tax rate than the comparable 1996 periods. Excluding the results of DAFSA, year to date income from continuing operations would have been $13.5 million, an increase of 13.9% over the same period of last year. The 1997 year-to-date income from continuing operations also includes a $1.8 million restructuring charge ($0.04 per share) related to Disclosure which was recorded in the first quarter of this year. Management believes both businesses have been restructured for improved profitability.

     Currency movements negatively impacted the 1997 second quarter and year to date results. Offsetting the negative impact of currency on revenues and operating income was a gain on currency transactions of $1.4 million and $2.3 million for the three and six month periods ended June 30, 1997, respectively. The bulk of these gains were due to the Company's hedging program.

     Interest expense increased $2.1 and $3.3 million over the three and six month periods ended June 30, 1996, respectively. The increase was primarily attributable to increased borrowings on the February 1997 refinancing which provided an additional $100 million in long term debt. These borrowings were used primarily to fund the acquisitions of Baseline and WEFA and to repurchase the Company's common stock.

     During the first quarter of 1997, The Weather Network partnership was sold for $3.5 million, resulting in a non-operating gain, net of tax, of $2.0 million.

OPERATING RESULTS BY SEGMENT (IN MILLIONS)*

                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                   JUNE 30,                      JUNE 30,
                                           -------------------------    --------------------------
                                            1997     1996     CHANGE     1997      1996     CHANGE
                                           ------    -----    ------    ------    ------    ------
OPERATING REVENUES:
  Information Services
     Financial Information Services......  $ 96.2    $63.8    $32.4     $187.0    $124.2    $62.8
     Applied Technology..................  $113.6    $95.1    $18.5     $219.9    $186.0    $33.9
OPERATING INCOME:
  Information Services
     Financial Information Services......  $  5.2    $ 9.3    $(4.1)    $ 11.1    $ 16.6    $(5.5)
     Applied Technology..................  $  8.2    $ 8.1    $ 0.1     $ 16.8    $ 15.3    $ 1.5

---------------

* Excludes corporate expenditures and intercompany profit eliminations.

FINANCIAL INFORMATION

     The financial information businesses reported revenue increases of more than 50.0% over both the three and six month periods of 1996. Stated on a pro forma basis to include the 1996 results of acquired companies (ICV, DAFSA, Worldscope, Baseline, and WEFA) the financial information market grew revenues 9.5% year over year. The 1997 year to date operating income decreased 33.1% due to the amortization of intangible assets associated with the ICV, DAFSA, Worldscope, and Baseline acquisitions and the poor operating results of DAFSA. Excluding DAFSA, the 1997 year to date operating income for financial information companies was $19.0 million.

  DAFSA

     DAFSA's restructuring plan was implemented by the end of the second quarter. The majority of targeted employees have been dismissed and customer contract penalties, severance costs, legal and other fees associated with the restructuring have been either paid or accrued. The DAFSA accounts business has been transfered to Disclosure. Management believes that DAFSA has been restructured for improved profitability.

  Datastream/ICV

     The Datastream and ICV operations experienced solid growth during the second quarter with combined revenues of $48.7 million and $97.3 million for the three and six month periods, an increase of 10.5% and 11.9%, on a pro forma basis, over the respective 1996 periods. For the six months ended June 30, 1997, Datastream grew revenues 10.6% and ICV, on a pro-forma basis, grew revenues 16.0% over the same 1996 periods. Excluding the negative effect of currency, Datastream's revenues grew 14.0% led by growth in the pacific basin of 21.1% and continental Europe of 18.0%. The PIMS product line showed exceptional growth in revenues of 15.9%, which is encouraging after minimal growth in 1995 and 1996. Profitability for Datastream/ICV was negatively affected by the additional programming expense needed to prepare the computer operations for the year 2000. Primark estimates that ICV and Datastream will spend $1.5 million on this project in 1997. The year-to-date margins were also negatively impacted by $2.8 million for currency movements due to the large cost base in the United Kingdom and recent movements of the dollar against the pound. However, Primark's hedging program offset most of the adverse impacts of currency movements, resulting in currency having a minimal impact on net income for the year to date results.

     On August 8, 1997, Primark finalized the agreement with Dow Jones & Company to create a joint product offering named the "Primark/Dow Jones Equities Service". Dow Jones will contribute global equity news, real time equities quotes from all major stock exchanges, and selected fixed income and foreign currency information from Dow Jones Telerate. In addition to supplying the historical data, Primark is responsible for product development, marketing, sales, customer service and information technology.

  Disclosure/Worldscope

     These company accounts businesses produced $23.8 million and $46.0 million of revenue for the three and six month periods ended June 30, 1997, respectively. When including the 1996 operations of Worldscope on a pro forma basis, the revenues of Disclosure/Worldscope have remained flat. However, new product offerings introduced or significantly enhanced within the last two years generated $14.5 million in revenues through June 30, 1997, which on a pro-forma basis, grew over 30% compared to the same period last year. The Worldscope product line grew revenues, on a pro forma basis, 48.4% for the six months ended June 1997. As previously discussed, during the first quarter of this year Disclosure restructured its traditional product operations, taking advantage of earlier investments in back-office efficiencies. These cost reductions have allowed Disclosure and Worldscope to maintain competitive operating margins.

  Financial Analytic Products

     Baseline and WEFA, both acquired in the first quarter of 1997, together with I/B/E/S and Vestek, generated on a pro forma basis combined revenues of $22.0 million and $43.4 million for the three and six months ended June 30, 1997, growing 21.8% and 23.0%, respectively. I/B/E/S grew revenues 41.3% and 37.4% for the three and six months ended June 30, 1997 compared to the same periods last year. On a pro-forma basis, Baseline grew revenues 31.7% and 32.4% for the three and six months ended June 30, 1997 compared to the same periods last year. Included in operating income for the current quarter and year-to-date periods are expenditures of $1.0 million, related to the new Trapeze product offering that is expected to be aggressively rolled-out in 1998.

APPLIED TECHNOLOGY

     The applied technology market is comprised of TASC, WSI and Yankee. Revenues of the applied technology market grew more than 18.0% over both the three and six month periods of 1996. When the results of Yankee are included for the 1996 periods, this sector grew revenues 14.8% and 13.6% over the three and six month periods of the prior year. TASC's 1997 year to date government business grew revenues 13.8%, while its commercial group grew revenues 19.9%. The weather operation, WSI, experienced a flat quarter compared to the same period last year due to delays in new product roll-outs. Year to date operating margins of the applied technology companies decreased from 1996 due to non cash acquisition costs associated with the Yankee purchase and increased staffing for new product development at Yankee and product roll-outs at WSI.

CAPITAL RESOURCES & LIQUIDITY:

     During the six months ended June 30, 1997, cash and cash equivalents decreased $11.7 million. Operating activities generated $18.6 million, the issuance of long term debt provided $97.2 million net of debt issue costs, $7.2 million was provided under the Company's bank revolver, and the sale of the Weather Network generated $3.5 million. Uses of cash included $86.1 million to purchase Baseline and WEFA, $26.6 million to repurchase and cancel stock and $26.2 million to fund capital expenditures.

     Operating activities provided cash of $18.6 million during the first half of 1997 a $5.8 million decrease compared to 1996. The decrease is due to increased operating costs during 1997, including $6.8 million of restructuring costs at DAFSA and Disclosure.

     Cash flows from financing activities provided $79.8 million for the first half of 1997, a $75.2 million increase over the same period in 1996. The increase is primarily the result of the February 7, 1997 $300 million bank refinancing arrangement which provided an additional $100 million in long term debt. The new arrangement, is comprised of a $75 million revolving credit facility and a $225 million term loan expiring in June 2004. The new financing replaced an outstanding $75 million revolving credit facility and a $125 million term loan. The Company incurred costs of $2.8 million in conjunction with the arrangement which will be amortized over the term of the debt. The additional capacity increased Primark's debt to total capital ratio from 34.3% at December 31, 1996 to 43.9% at June 30, 1997. Partially offsetting this increase was the second quarter repurchase of 1.3 million shares of the Company's common stock for $26.6 million. These shares were cancelled during the second quarter. As a result of the stock repurchase, Primark's $75 million revolving credit facility was utilized with $7.2 million outstanding at quarter end.

     Investing activities used $109.4 million during the first half of 1997, an increase of $75.6 million over the same period in 1996. The majority of investing uses were for the purchases of Baseline for $41.2 million and WEFA for $44.9 million. Capital expenditures for property plant and equipment, other intangibles, and capitalized software amounted to $26.2 million during the first half of 1997, an increase of $11.8 million over the same period in 1996. Newly acquired businesses accounted for $5.5 million of the increase. Other expenditures contributing to the change included $2.4 million of leasehold improvements for new facilities at I/B/E/S and ICV, and $2.9 million in capitalized software expenditures for upgrading and revising Disclosure's product line and production operation. Partially offsetting these uses were proceeds from the Company's sale of its investment in the Weather Network which provided $3.5 million of cash.

     With the improved performance created by the new acquisitions in the aggregate, even after considering DAFSA, and the Company's new bank credit facility, Primark believes that it has adequate liquidity to operate its existing businesses and pursue investment opportunities as they arise.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which will be effective during fourth quarter 1997. SFAS No. 128 will require the Company in its fourth quarter and its annual report to restate all previously reported earnings per share information to conform with the new pronouncement's requirements.

     In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which will be applicable for the Company in fiscal 1998. Management has not yet assessed the impact of implementation.

PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     On May 28, 1997, the Board of Directors executed a new Rights Agreement (the "Rights Agreement") to extend the benefits of the Rights Agreement (the "Prior Rights Agreement") adopted by the Company in 1988.

     The Board of Directors authorized and declared a dividend distribution of one Right for each share of the Company's Common Stock outstanding upon the earlier of (i) the close of business on January 25, 1998 or (ii) the date on which the 1988 rights are redeemed (the "Record Date"). The Board of Directors also authorized the issuance of one Right for each share of Common Stock of the Company issued between the Record Date and the Distribution Date as defined in the Rights Agreement. Each Right represents the right to purchase, if and when the Right becomes exercisable, one share of Common Stock of the Company at a price per share of $138.00. The description and terms of the Rights are set forth in a Rights Agreement between the Company and the Rights Agent.

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

     The Company's Annual Meeting of Shareholders was held on May 28, 1997 for the purpose of electing a board of directors, approving a new employment and related agreements, approving an amendment to the 1992 Stock Option Plan, approving an increase in the shares of Company Common Stock reserved for issuance under the 1992 Stock Purchase Plan, and approving the appointment of independent auditors. Proxies for the meeting were solicited pursuant to Section 14 (a) of the Securities Exchange Act of 1924. There was no solicitation in opposition to management's solicitations.

     All of management's nominees for directors listed in the proxy statement were elected with the following vote:

                                                           SHARES VOTED             SHARES
                                                               "FOR"        %     "WITHHELD"    %
                                                           -------------   ----   ----------   ---
Kevin J. Bradley.........................................    23,969,069    97.8%     535,367   2.2%
John C. Holt.............................................    23,896,930    97.5%     607,506   2.5%
Joseph E. Kasputys.......................................    23,975,752    97.8%     528,684   2.2%
Steven Lazarus...........................................    23,965,480    97.8%     538,956   2.2%
Patricia McGinnis........................................    23,977,941    97.9%     526,495   2.1%
Jonathan Newcomb.........................................    23,989,829    97.9%     514,607   2.1%
Constance K. Weaver......................................    23,986,301    97.9%     518,135   2.1%

     The amendment to the Company's Articles of Incorporation to increase the authorized shares of Common Stock from 65,000,000 to 100,000,000 was approved by the following vote:

    SHARES                     SHARES
    VOTED                       VOTED                      SHARES                     SHARES
    "FOR"           %         "AGAINST"        %         "ABSTAINING"      %        NOT VOTED         %
  ----------       ----       ---------       ----       ------------     ---       ----------       ----
  22,603,279       92.2%      1,769,563        7.2%        131,594        0.5%              0         0.0%

     The employment and related agreements with Mr. Joseph E. Kasputys was approved by the following vote:

    SHARES                     SHARES
    VOTED                       VOTED                      SHARES                     SHARES
    "FOR"           %         "AGAINST"        %         "ABSTAINING"      %        NOT VOTED         %
  ----------       ----       ---------       ----       ------------     ---       ----------       ----
  14,418,944       58.8%      3,890,264       15.9%        262,970        1.1%      5,932,258        24.2%

     The amendment to the 1992 Stock Option Plan to limit the number of shares subject to option that may be granted to any participant in any year was approved by the following vote:

    SHARES                     SHARES
    VOTED                       VOTED                      SHARES                     SHARES
    "FOR"           %         "AGAINST"        %         "ABSTAINING"      %        NOT VOTED         %
  ----------       ----       ---------       ----       ------------     ---       ----------       ----
  23,719,742       96.8%        627,800        2.6%        156,894        0.6%              0         0.0%

     The increase in the shares of Company Common Stock issuable under the 1992 Employee Stock Purchase Plan from 1,000,000 to 3,000,000 was approved by the following vote:

    SHARES                     SHARES
    VOTED                       VOTED                      SHARES                     SHARES
    "FOR"           %         "AGAINST"        %         "ABSTAINING"      %        NOT VOTED         %
  ----------       ----       ---------       ----       ------------     ---       ----------       ----
  16,603,603       67.8%      1,809,361        7.4%        159,214        0.6%      5,932,258        24.2%

     The appointment of Deloitte and Touche LLP as independent auditors for the year ending December 31, 1997 was approved by the following vote:

    SHARES                     SHARES
    VOTED                       VOTED                      SHARES                     SHARES
    "FOR"           %         "AGAINST"        %         "ABSTAINING"      %        NOT VOTED         %
  ----------       ----       ---------       ----       ------------     ---       ----------       ----
  24,055,205       98.2%        218,389        0.9%        230,842        0.9%              0         0.0%

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
NUMBER                                    DESCRIPTION                                   PAGE
-------  -----------------------------------------------------------------------------  ----
 3.1*    Amendment to the Company's Articles of Incorporation dated May 28, 1997.         15
 4.1     Rights Agreement dated May 29, 1997 between Primark Corporation and Bank
         Boston, N.A., as Rights Agent, which includes, as Exhibit A, the Rights
         Certificate and as Exhibit B, the Summary of Rights to Purchase Common Stock
         (Exhibit 4.1 to the Company's Form 8-A dated June 19, 1997).                     17
10.1*    Amendment to the Refinancing Agreements dated May 1, 1997.
10.2*    Amendment to the Refinancing Agreements dated June 30, 1997.                     21
27*      Financial Data Schedule

---------------

   * Indicates document filed herewith.

     For the Company's documents incorporated by reference, references are to File No. 1-8260.

(b) The Company filed three reports on Form 8-K dated June 18, 1997, July 11, 1997 and July 29, 1997. The June 18, 1997 report under Item 5 described the terms of the Rights Agreement adopted by the Board of Directors. Both July reports were filed under Item 9 "Sales of Equity Securities Pursuant to Regulation S".

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               PRIMARK CORPORATION


                                               By:            /s/ STEPHEN H. CURRAN
                                                  --------------------------------------------
                                                              STEPHEN H. CURRAN
                                                        Executive Vice President and
                                                           Chief Financial Officer
Date: August 13, 1997                                   (Principal Financial Officer)