Form 10-Q
period 1997-09-30
PRIMARK CORP
filed 1997-11-07
CIK 356064

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1997
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

                          Yes  [X]            No ____

   Number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 1997:
                  Common Stock, without par value: 26,033,445

================================================================================

                              PRIMARK CORPORATION

                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                                                                       PAGE
                                                                                      NUMBER
                                                                                      ------
COVER...............................................................................     i
INDEX...............................................................................    ii
PART I -- FINANCIAL INFORMATION
  Item 1. Financial Statements......................................................     1
  Item 2. Management's Discussion and Analysis of Results of Operations and
          Financial Condition.......................................................    10
PART II -- OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K..........................................    13
SIGNATURE...........................................................................    13

                        PART I -- FINANCIAL INFORMATION

                      PRIMARK CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                       SEPTEMBER 30,     DECEMBER 31,
                                                                                           1997              1996
                                                                                       -------------     ------------
                                                                                         (IN THOUSANDS OF DOLLARS)
                                                       ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost (which approximates market value)...............   $    16,308        $ 25,385
  Billed receivables less allowance for doubtful accounts of $3,109,000 and
    $3,412,000, respectively.........................................................       130,772         127,557
  Unbilled and other receivables.....................................................        51,197          34,720
  Other current assets...............................................................        16,609          13,890
  Net assets of discontinued operations..............................................        44,864          39,930
                                                                                         ----------        --------
                                                                                            259,750         241,482
                                                                                         ----------        --------
DEFERRED CHARGES AND OTHER ASSETS

  Goodwill, less accumulated amortization of $54,733,000 and $41,135,000,
    respectively.....................................................................       652,763         588,315

  Capitalized data and other intangible assets, less accumulated amortization of
    $19,181,000 and $13,935,000, respectively........................................        49,194          42,241
  Capitalized software, less accumulated amortization of $17,956,000 and $11,280,000,
    respectively.....................................................................        43,960          35,004
  Other..............................................................................         7,680          11,124
                                                                                         ----------        --------
                                                                                            753,597         676,684
                                                                                         ----------        --------
PROPERTY, PLANT AND EQUIPMENT, AT COST

  Computer equipment.................................................................        88,650          75,574
  Leasehold improvements.............................................................        21,922          19,344
  Other..............................................................................        14,799          10,980
                                                                                         ----------        --------
                                                                                            125,371         105,898
  Less-accumulated depreciation                                                             (67,053)        (52,481)
                                                                                         ----------        --------
                                                                                             58,318          53,417
                                                                                         ----------        --------
                                                                                        $ 1,071,665        $971,583
                                                                                         ==========        ========
                                     LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes Payable......................................................................   $     2,951        $     --
  Accounts Payable...................................................................        22,642          29,380
  Accrued employee payroll and benefits..............................................        38,621          35,070
  Federal income, property and other taxes payable...................................        11,767          19,613
  Deferred income....................................................................        88,912          77,364
  Current portion of long-term debt, including capital lease obligations.............        11,580           6,518
  Other..............................................................................        61,052          48,844
                                                                                         ----------        --------
                                                                                            237,525         216,789
                                                                                         ----------        --------

LONG-TERM DEBT AND OTHER CURRENT LIABILITIES

  Long-term debt, including capital lease obligations................................       335,843         241,822
  Deferred income taxes..............................................................        15,043          15,480
  Other..............................................................................        19,593          21,010
                                                                                         ----------        --------
                                                                                            370,479         278,312
                                                                                         ----------        --------
         Total liabilities...........................................................       608,004         495,101
MINORITY INTEREST....................................................................           907             265
CONTINGENCIES (NOTE 8)
COMMON SHAREHOLDERS' EQUITY
  Common stock and additional paid-in-capital........................................       275,533         296,546
  Retained earnings..................................................................       189,740         178,943
                                                                                         ----------        --------
                                                                                            465,273         475,489
  Less -- Cumulative foreign currency translation adjustment.........................         2,519            (728)
                                                                                         ----------        --------
         Total common shareholders' equity...........................................       462,754         476,217
                                                                                         ----------        --------
                                                                                        $ 1,071,665        $971,583
                                                                                         ==========        ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                     SEPTEMBER 30,         SEPTEMBER 30,
                                                                  -------------------   -------------------
                                                                    1997       1996       1997       1996
                                                                  --------   --------   --------   --------
                                                                    (THOUSANDS EXCEPT PER SHARE AMOUNTS)
OPERATING REVENUES..............................................  $210,561   $168,143   $617,468   $478,322
OPERATING EXPENSES
  Cost of services..............................................   116,174     91,325    342,830    255,962
  Selling, general and administrative...........................    58,478     48,254    179,905    146,577
  Depreciation..................................................     5,597      4,283     16,963     12,348
  Amortization of goodwill......................................     4,647      3,182     13,893      9,269
  Amortization of other intangible assets.......................     4,260      2,708     12,188      7,849
  Restructuring Charge..........................................        --         --      6,800         --
                                                                  --------   --------   --------   --------
         Total operating expenses...............................   189,156    149,752    572,579    432,005
                                                                  --------   --------   --------   --------
         Operating income.......................................    21,405     18,391     44,889     46,317
                                                                  --------   --------   --------   --------
OTHER INCOME AND (DEDUCTIONS)
  Investment income.............................................       948      1,387      2,788      3,979
  Interest expense..............................................    (6,876)    (4,942)   (19,809)   (14,604)
  Foreign currency gain (loss)..................................        (9)       444      2,327      1,487
  Other.........................................................       802       (804)     1,646       (735)
                                                                  --------   --------   --------   --------
         Total other income and (deductions)....................    (5,135)    (3,915)   (13,048)    (9,873)
                                                                  --------   --------   --------   --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES...........    16,270     14,476     31,841     36,444
INCOME TAX EXPENSE..............................................     8,595      6,765     18,537     16,859
                                                                  --------   --------   --------   --------
INCOME FROM CONTINUING OPERATIONS...............................     7,675      7,711     13,304     19,585
                                                                  --------   --------   --------   --------
DISCONTINUED OPERATIONS
  Discontinued operations, net of income tax (benefit)/ expense of ($38,000), $84,000, ($370,000) and $1,492,000
    respectively................................................       (72)       350       (552)     2,393
  Gain on disposal of discontinued operations, net of income tax
    expense of $5,407,000.......................................        --      8,400         --      8,400
                                                                  --------   --------   --------   --------
  Total Discontinued Operations.................................       (72)     8,750       (552)    10,793
                                                                  --------   --------   --------   --------
INCOME BEFORE EXTRAORDINARY LOSS................................     7,603     16,461     12,752     30,378
EXTRAORDINARY ITEM -- LOSS ON EARLY EXTINGUISHMENT OF DEBT, net
  of income tax benefit of $1,379,000...........................        --         --     (1,955)        --
                                                                  --------   --------   --------   --------
NET INCOME......................................................     7,603     16,461     10,797     30,378
DIVIDENDS ON PREFERRED STOCK....................................        --         --         --       (359)
                                                                  --------   --------   --------   --------
NET INCOME APPLICABLE TO COMMON STOCK...........................  $  7,603   $ 16,461   $ 10,797   $ 30,019
                                                                  ========   ========   ========   ========
EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
  Income from continuing operations.............................  $   0.28   $   0.29   $   0.48   $   0.75
  Discontinued operations
    Discontinued operations.....................................        --       0.02      (0.02)      0.09
    Gain on disposal of discontinued operations.................        --       0.32         --       0.32
                                                                  --------   --------   --------   --------
  Total Discontinued operations.................................        --       0.34      (0.02)      0.41
                                                                  --------   --------   --------   --------
  Income before extraordinary item..............................      0.28       0.63       0.46       1.16
  Extraordinary item............................................        --         --      (0.07)        --
                                                                  --------   --------   --------   --------
         Total earnings per share...............................  $   0.28   $   0.63   $   0.39   $   1.16
                                                                  ========   ========   ========   ========
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
  OUTSTANDING...................................................    27,349     26,252     27,577     25,807

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                        ----------------------
                                                                          1997          1996
                                                                        ---------     --------
                                                                      (IN THOUSANDS OF DOLLARS)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income..........................................................  $  10,797     $ 30,378
  Adjustments to reconcile net income to net cash flows from operating activities:
  Discontinued operations.............................................        552      (10,793)
  Change in year-end of subsidiary....................................         --        2,518
  Extraordinary loss on early extinguishment of debt..................      1,955           --
  Gain on sale of investment..........................................     (2,026)          --
  Depreciation and amortization.......................................     43,044       29,466
  Foreign currency transaction (gain) loss -- net.....................     (2,327)      (1,487)
  Other...............................................................      2,062          223
  Changes in assets and liabilities which provided (used) cash,
     exclusive of changes shown separately............................    (12,252)      (7,258)
                                                                        ---------     --------
          Net cash provided from operating activities.................     41,805       43,047
                                                                        ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of short-term notes payable................................    157,746          708
  Repayment of short-term notes payable...............................   (154,795)        (708)
  Issuance of long-term debt..........................................    100,000           --
  Common stock repurchased............................................    (26,633)          --
  Debt issue costs....................................................     (2,831)          --
  Common stock issuance and other.....................................      3,928        6,518
                                                                        ---------     --------
          Net cash provided from financing activities.................     77,415        6,518
                                                                        ---------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures................................................    (24,034)     (17,601)
  Capitalized software................................................    (14,810)      (8,727)
  Purchase of subsidiaries -- net of acquired cash....................    (88,090)     (38,400)
  Proceeds from sale of investment....................................      3,494           --
  Cash from (contributed to) discontinued operations..................     (5,486)      15,165
  Other -- net........................................................      1,087       (1,420)
                                                                        ---------     --------
          Net cash used for investing activities......................   (127,839)     (50,983)
                                                                        ---------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...............................       (458)        (235)
NET DECREASE IN CASH AND CASH EQUIVALENTS.............................     (9,077)      (1,653)
CASH AND CASH EQUIVALENTS, JANUARY 1..................................     25,385       59,990
                                                                        ---------     --------
CASH AND CASH EQUIVALENTS, SEPTEMBER 30...............................  $  16,308     $ 58,337
                                                                        =========     ========

CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED (USED) CASH,
  EXCLUSIVE OF CHANGES SHOWN SEPARATELY
  Billed, unbilled and other receivables-net..........................  $ (10,411)    $(14,154)
  Accounts payable....................................................     (7,184)      (7,370)
  Federal income, property and other taxes payable-net................     (5,918)       3,606
  Other current assets and liabilities................................     10,006       15,360
  Other noncurrent assets and liabilities.............................      1,255       (4,700)
                                                                        ---------     --------
                                                                        $ (12,252)    $ (7,258)
                                                                        =========     ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          1997       1996       1997       1996
                                                        --------   --------   --------   --------
                                                          (THOUSANDS EXCEPT PER SHARE AMOUNTS)
Balance -- Beginning of period........................  $182,137   $155,752   $178,943   $141,846
Add    -- Net income..................................     7,603     16,461     10,797     30,378
        -- Change in year-end of Subsidiaries.........        --         --         --        348
Deduct -- Dividends on Preferred Stock................        --         --         --       (359)
                                                        --------   --------   --------   --------
Balance -- End of period..............................  $189,740   $172,213   $189,740   $172,213
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

                                                                   BASELINE      WEFA
                                                                   --------     -------
                                                                      (IN THOUSANDS)
        Cash.....................................................   $40,963     $45,000
        Acquisition Fees.........................................       233         204
                                                                    -------     -------
             Total Consideration.................................    41,196      45,204
        Acquired Cash............................................        (2)       (308)
                                                                    -------     -------
             Net Consideration...................................   $41,194     $44,896
                                                                    -------     -------
        Excess of Purchase Price over Fair Value.................   $39,363     $43,963
                                                                    -------     -------

  a. BASELINE

     On January 6, 1997, the Company purchased all of the outstanding stock of Baseline Financial Services, Inc. ("Baseline") pursuant to the terms of a Stock Purchase Agreement dated November 24, 1996, between the Company, Bowne & Co., Inc., and Robert G. Patterson for $41.0 million in cash. The excess of purchase price over the fair value of net assets acquired of approximately $39.4 million will be amortized over 30 years. Headquartered in New York City, Baseline provides institutional investors with visual valuation graphics which portray financial market information to institutional accounts throughout the U.S., Canada and the United Kingdom.

  b. WEFA

     On February 7, 1997, the Company acquired all of the outstanding stock of WEFA Holdings, Inc. ("WEFA") for $45.0 million in cash. The excess of purchase price over the fair value of net assets acquired of approximately $44.0 million will be amortized over 40 years. Headquartered in Pennsylvania, WEFA is an international provider of value added economic information, software and consulting services to Fortune 1000 companies, governments, universities and financial institutions.

  c. YANKEE

     Pursuant to the August 1996 Purchase Agreement between the Company and the former shareholders of the Yankee Group, on September 26, 1997, the Company recorded $4.3 million of additional consideration related to the acquisition. As of September 30, 1997, the Company had paid $2.0 million in cash. The remaining $2.3 million is due in August 1998 and has been recorded as a current liability. The $4.3 million of contingent consideration has been recorded as an adjustment to previously recorded goodwill. Future contingent payments, if any, will be recorded to goodwill when known.

  d. ICV

     In connection with the October 1996 acquisition of ICV, the Company is obligated to register with the SEC up to the 2.2 million shares of its common stock issued in the acquisition to the former ICV shareholders by April of 1998. Pursuant to the terms of the related Purchase Agreement, such shareholders are entitled to

                      PRIMARK CORPORATION AND SUBSIDIARIES
receive for the number of shares registered the difference (if any) in the event the average closing sales price of a share of Primark common stock for the ten trading days immediately preceding October 23, 1997 is higher than the average purchase price for the ten trading days immediately prior to registration. Any such consideration will be recorded as a purchase price adjustment.

2.  DISCONTINUED OPERATIONS

     In June 1997, the Company adopted a formal plan to sell its non-core transportation services segment consisting of Triad International Maintenance Corporation ("TIMCO"). The financial results of TIMCO have been accounted for within discontinued operations. Accordingly, the accompanying consolidated financial statements reflect TIMCO's operating results and net assets separately from the Company's continuing operations for all periods presented. Net assets of discontinued operations represent the realizable value of the Company's investment in TIMCO, and consist principally of working capital, fixed assets and other noncurrent assets and liabilities. TIMCO reported revenues of $106.3 million for the year ended December 31, 1996. Discontinued operations for the three and nine month periods ended September 30, 1996 include $8.6 million and $9.2 million, respectively, related to the sale of the Company's Primark Storage Leasing Corporation segment in 1996.

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

5.  RESTRUCTURING AND INTEGRATION CHARGES

  a. DISCLOSURE

     During the first quarter of 1997, the Company recorded a $1.8 million pretax charge, or $0.04 per share, at Disclosure to take advantage of new information technology, reorganization of Disclosure's document business and other actions aimed at reducing costs and enhancing efficiency. The restructuring provision includes estimated costs for employee severance and other benefits of $981.2 thousand, asset write-downs of $713.6 thousand and idle facility related costs of $105.2 thousand. Cash flow expenditures, net of tax recovery, were funded by the Company's cash flows from operating activities. The spending for these accrued restructuring costs was completed in June 1997. The restructuring plan is anticipated to result in annual savings of approximately $4.0 million.

                      PRIMARK CORPORATION AND SUBSIDIARIES

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

     When the Company acquired DAFSA in June of 1996, approximately $1.5 million of integration costs were considered in determining the purchase accounting. The subsequent restructuring charge is the result of a plan to further integrate DAFSA's personnel, space and product with those of the Company's other subsidiaries. The $6.5 million total restructuring provision includes estimated costs for exiting a line of business of $1.7 million, employee severance and other benefits of $1.4 million, asset write-downs of $2.2 million and legal, professional and other related costs of $1.2 million. Cash flow expenditures will be funded by the Company's cash flows from operating activities. As of September 30, 1997, $4.4 million of restructuring costs have been incurred, of which $1.3 million was related to exiting a line of business, $0.9 million was related to employee severance and other benefits, $1.3 million was related to asset write-downs and $0.9 million was related to legal, professional and other related costs. The restructuring plan, when fully implemented, is expected to significantly improve DAFSA's operating margins. The spending is expected to be essentially completed by the end of 1997.

6.  SHAREHOLDERS' EQUITY

  a. COMMON STOCK REPURCHASE AND RETIREMENT

     On April 25, 1997, the Board of Directors authorized the repurchase of an additional 1.2 million shares of the Company's Common Stock, bringing the total authorized for repurchase to 2.2 million shares. During the second quarter, the Company repurchased 1,349,000 shares of its outstanding common stock in the open market at a total cost of $26.6 million. On May 13, 1997 and June 5, 1997, the Company canceled 1,145,300 and 203,700 shares, respectively.

  b. INCREASE IN AUTHORIZED SHARES

     On May 28,1997, the shareholders of the Company approved a resolution which amended the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 65,000,000 to 100,000,000.

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

                      PRIMARK CORPORATION AND SUBSIDIARIES

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

                                                           THREE MONTHS         NINE MONTHS
                                                               ENDED               ENDED
                                                           SEPTEMBER 30,       SEPTEMBER 30,
                                                          ---------------     ---------------
                                                          1997      1996      1997      1996
                                                          -----     -----     -----     -----
    Basic EPS...........................................  $0.30     $0.32     $0.50     $0.82
    Dilutive EPS........................................  $0.28     $0.29     $0.48     $0.76

     In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which will be applicable for the Company in fiscal 1998. Management has not yet assessed the impact of implementation.

8.  CONTINGENCIES

     On June 24, 1994, a jury in a civil case in the Massachusetts Superior Court (the "Court") returned an unfavorable verdict against the two founders of TASC and against TASC itself. The suit was brought by a former employee regarding a TASC stock transaction which took place in 1976, prior to the Company's acquisition of TASC in 1991. On June 28, 1994, the Court entered a judgment in response to the verdict requiring the two founders (but not TASC itself) to disgorge $19,800,000. As an alternative course of action, the plaintiff may pursue the two founders and TASC, jointly and severally for $48,600. On September 8, 1997, the Court denied the motion of the two founders for a Judgment N.O.V. but ordered that the motion for a new trial be allowed.

     On September 24, 1997, counsel for the founders advised TASC that they had previously agreed on October 11, 1994 to settle the litigation for $4,000,000 plus an additional amount of up to $8,500,000 that was conditioned on the outcome and reasoning to the then-pending motion for directed verdict and new trial. The founders paid $4,000,000 in 1994. TASC has been advised that the founders are disputing with the plaintiff whether any additional amount is owing under the terms of this agreement, and it appears that those parties will proceed to arbitration of that dispute.

     On September 29, 1995, the founders had entered into another settlement agreement under which they paid $600,000, to settle a separate lawsuit which a former employee threatened to bring in 1995 based on allegations similar to those alleged above. Counsel for the founders advised TASC of this settlement on September 24, 1997.

                      PRIMARK CORPORATION AND SUBSIDIARIES

     The founders have demanded that TASC indemnify them for the above amounts plus litigation expenses. TASC has advised counsel for the founders that their settlement agreements do not appear to satisfy bylaw requirements (including prior company approval). TASC has therefore requested clarification of the basis for the founders' indemnification claims.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

     Primark reported income from continuing operations of $7.7 million ($0.28 per share) and $13.3 million ($0.48 per share) for the three and nine months ended September 30, 1997. The nine month ended numbers include restructuring charges taken at DAFSA and Disclosure in the first half of 1997 which lowered income $6.2 million, net of tax ($0.22 per share). Excluding the 1997 restructuring charges, income from continuing operations remained even with the $7.7 million and $19.6 million reported for the three and nine months ended September 30, 1996.

     The 1997 third quarter financial results reflect significant growth in revenues and operating income as a result of the Company's recent acquisitions, together with improved sales at the operating companies and lower losses at DAFSA. Offsetting these accomplishments were the continued transition of Disclosure's paper document business and the negative impact of changes in currency rates.

     DAFSA continues to be the single most significant drag on income with losses of $8.3 million, including the $5.0 million restructuring charge, for the nine months ended September 30, 1997. Because of the restructuring program at DAFSA, the loss for the third quarter of $0.4 million was much lower than previous quarters. The Company anticipates that the further implementation of its restructuring plan, the integration of certain business operations into Disclosure, and additional cost containment measures will bring DAFSA to a break even status going into the first quarter of 1998.

     Net income for the three and nine months ended September 30, 1997 was $7.6 million ($0.28 per share) and $10.8 million ($0.39 per share) compared to $16.5 million ($0.63 per share) and $30.4 million ($1.16 per share), for the same periods of 1996, respectively. The 1997 net income includes an after tax extraordinary loss of $2.0 million recorded in the first quarter for the write off of debt issue costs associated with bank debt which was successfully refinanced. Net income for both periods was affected by discontinued operations.

     In June of 1997, the Company adopted a formal plan to dispose of its transportation business (TIMCO). Accordingly, the operating results and net assets of TIMCO have been reclassified from continuing operations and recorded, net of tax, as a discontinued operation. During the three and nine months ended September 1997, TIMCO generated net losses of $0.1 million and $0.6 million, respectively. In September of 1996, the Company sold its Primark Storage Leasing Corporation segment (PSLC) which resulted in a $8.4 million gain, net of tax. Discontinued operations for the three and nine months ended September 1996 include the net income of TIMCO of $0.1 and $1.6 million, respectively and the net income of PSLC of $0.2 million and $0.8 million, respectively.

     Acquisitions during the last half of 1996 and first quarter of 1997, together with the Company's stock repurchase program, resulted in the Company increasing its level of funded debt. As a result, net interest costs increased $2.4 million for the quarter and $6.4 million year-to-date.

     The Company's effective tax rate increased due to the non-deductibility of goodwill created by recent acquisitions and because no tax benefits have been recorded for the $0.4 million and $8.3 million of losses incurred at DAFSA for the three and nine months ended September 30, 1997, respectively, due to DAFSA's unprofitable condition.

OPERATING RESULTS BY SEGMENT (IN MILLIONS) *

                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                       ----------------------------     ----------------------------
                                        1997       1996      CHANGE      1997       1996      CHANGE
                                       ------     ------     ------     ------     ------     ------
OPERATING REVENUES:
Information Services
  Financial Information Services.....  $ 94.4     $ 66.0     $28.4      $281.3     $190.2     $91.1
  Applied Technology.................  $116.2     $102.1     $14.1      $336.1     $288.1     $48.0
OPERATING INCOME:
Information Services
  Financial Information Services.....  $ 11.1     $  9.4     $ 1.7      $ 22.2     $ 26.1     $(3.9)
  Applied Technology.................  $ 10.9     $  9.3     $ 1.6      $ 28.0     $ 24.4     $ 3.6

---------------
*Operating income excludes corporate expenditures and intercompany profit eliminations.

FINANCIAL INFORMATION SERVICES

     Revenues for the third quarter and nine months of 1997 are up considerably over the same periods in 1996 primarily due to the acquisitions of Baseline on January 6, 1997, WEFA on February 7, 1997 and ICV on October 24, 1996. On a pro forma basis including the effect of all acquisitions, the financial information businesses grew revenues 7.3% and 5.9% for the third quarter and year to date periods, respectively. Excluding the effect of currency on 1997 results, pro forma growth rates were 9% and 6% for the third quarter and year to date periods, respectively.

  Datastream/ICV:

     Including the effects of currency and exchange fees, the Datastream/ICV operation, on a pro forma basis, grew revenues 4.2% and 8.1% for the 1997 third quarter and year-to-date periods. Excluding the effects of currency and exchange fees, the Datastream/ICV operation grew revenues approximately 12% for both the third quarter and year-to-date periods. ICV's Topic3 product line grew 13%, exclusive of currency effects, in the quarter but was offset by declining exchange fee revenues. ICV's overall margins increased due to shifts in product mix, primarily the reduction of minimum margin exchange fee revenues. Excluding the effects of currency, Datastream grew revenues 12.2% for the three month period and 13.4% for the year, led by strong international growth with Continental Europe and Asia up 18% and the UK and the Americas up 10%. The
Asian growth rates for the three month period were not as strong as they had been earlier in the year, slowing to 12%.

  Disclosure/Worldscope:

     On a pro forma basis, Disclosure and Worldscope generated revenues of $21.1 million and $67.1 million for the three and nine month periods, respectively, reflecting a decrease of 5% and 2%, compared to the same periods in 1996 due to the ongoing transition of Disclosure's paper document business to an electronic media business. Disclosure's electronic products now represent about one third of total revenues and continue to do very well with approximately 29% and 30% growth in revenues for the three and nine month periods ended September 30, 1997, respectively. Revenues for the remainder of Disclosure's business, comprised primarily of its "Laser D" CD ROM products and its paper based demand business, are down 17% and 12% for the quarter and year to date compared to the same periods last year. The majority of the decrease was due to the paper based demand business which was down 25% for the quarter and 19% year to date.

  Financial Analytics:

     The financial analytics group, comprised of I/B/E/S, Baseline, WEFA and Vestek, contributed $23.4 million and $67.0 million of revenues for the three and nine months ended September 30, 1997, respectively. As a group, on a pro forma basis, these operations grew revenues 30% in the quarter and 25% year to date. The margins of these operations also improved significantly. The strong performance in the quarter was led by I/B/E/S and Baseline with pro forma growth in revenues of 43% and 30%, respectively. On a pro forma basis, WEFA also produced a good quarter with a 16% increase in revenues over the same quarter last year.

APPLIED TECHNOLOGY

     On a pro-forma basis with the Yankee Group included for the entire 1996 third quarter, the applied technology segment grew revenues 12.5%. This growth reflects 12.8% growth in TASC's government business, which is consistent with growth rates experienced in earlier quarters. The commercial portion of this segment is growing at 5% reflecting flat results at WSI due to delays in new product sales offset by over 27% growth at Yankee on a pro-forma basis. Margins were consistent with 1996.

CAPITAL RESOURCES & LIQUIDITY:

     During the nine months ended September 30, 1997, cash and cash equivalents decreased $9.1 million. Operating activities generated $41.8 million, the issuance of long term debt provided $97.2 million (net of debt issue costs), $3.0 million was provided under the Company's bank revolver, and the sale of the Weather Network generated $3.5 million. Uses of cash included $86.1 million to purchase Baseline and WEFA, $26.6 million to repurchase and retire stock and $38.8 million to fund capital expenditures.

     Operating activities provided $41.8 million during the first nine months of 1997, a $1.2 million decrease compared to 1996. Working capital uses increased $5.0 million over the 1996 nine month period, principally due to income tax payments. In June 1997, the Company adopted a formal plan to sell TIMCO; accordingly, the operations of TIMCO have been accounted for as discontinued. The 1997 year to date operations of TIMCO required $4.9 million of working capital support for existing contracts.

     Cash flows from financing activities provided $77.4 million for the first nine months of 1997, a $70.9 million increase over the same period in 1996. The increase is primarily the result of the February 7, 1997 $300 million bank refinancing arrangement which provided an additional $100 million in long term debt. The new arrangement is comprised of a $75 million revolving credit facility and a $225 million term loan expiring in June 2004. The new financing replaced an outstanding $75 million revolving credit facility and a $125 million term loan. The Company incurred costs of $2.8 million in conjunction with the arrangement which will be amortized over the term of the debt. The additional borrowings increased Primark's debt to total capital ratio from 34.3% at December 31, 1996 to 43.1% at September 30, 1997. Partially offsetting the increase from the refinancing was $26.6 million used to repurchase the Company's common stock. These repurchased shares were canceled during the second quarter. Primark's $75 million revolving credit facility was utilized with $3.0 million outstanding at September 30, 1997.

     Investing activities used $127.8 million during the first nine months of 1997, an increase of $76.9 million over the same period in 1996. The majority of investing uses were for the purchases of Baseline and WEFA which used $41.2 and $44.9 million, respectively. Other investing activities included capital expenditures for property plant and equipment, other intangibles, and capitalized software of $38.8 million during the first nine months of 1997, an increase of $12.5 million over the same period in 1996. Approximately $7.6 million of the increase was due to capital requirements of acquired companies, primarily for computer equipment and capitalized software. The majority of the remaining expenditures included a $3.2 million increase in computer equipment at TASC and a $2.9 million increase at Disclosure for capitalized software initiatives. Partially offsetting these uses were proceeds from the Company's sale of its investment in the Weather Network which provided $3.5 million of cash.

     With the improved performance created by the new acquisitions and the Company's new bank credit facility, Primark believes that it has adequate liquidity to operate its existing businesses and pursue investment opportunities as they arise.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement will be effective for the Company's 1997 fiscal year. In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which will be applicable for the Company in fiscal 1998. Management has not yet assessed the impact of implementation.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
NUMBER                                      DESCRIPTION                                   PAGE
------                                      -----------                                   ----
  3.1      Amendment to the Company's Articles of Incorporation dated May 28, 1997
           (Exhibit 3.1 to the Company's June 30, 1997 Form 10-Q).
  4.1      Rights Agreement dated May 29, 1997 between Primark Corporation and Bank
           Boston, N.A., as Rights Agent, which includes, as Exhibit A, the Rights
           Certificate and as Exhibit B, the Summary of Rights to Purchase Common Stock
           (Exhibit 4.1 to the Company's Form 8-A dated June 19, 1997).
 10.1      Amendment to the Refinancing Agreements dated May 1, 1997 (Exhibit 10.1 to the Company's June 30, 1997 Form 10-Q).
 10.2      Amendment to the Refinancing Agreements dated June 30, 1997 (Exhibit 10.2 to the Company's June 30, 1997 Form 10-Q).
 10.3*     Form of Amendments dated September 29, 1997 to the Change of Control
           Compensation Agreement (filed as Exhibit 10.60 to the Company's 1987 Form
           10-K) entered into between the Company and selected executive officers and the officer of a subsidiary.
 27*       Financial Data Schedule

---------------
 *Indicates document filed herewith.

    For the Company's documents incorporated by reference, references are to File No. 1-8260.

(b) No reports on Form 8-K were filed during the quarter.

                                      SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PRIMARK CORPORATION

                                          By:     /s/ STEPHEN H. CURRAN
                                            ------------------------------------
                                                     Stephen H. Curran
                                                Executive Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

Date: November 5, 1997