Form 10-K405/A
period 1996-12-31
PRIMARK CORP
filed 1997-12-11
CIK 356064

================================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                               PRIMARK CORPORATION
             (Exact name of registrant as specified in its charter)

                                     1-8260
                            (Commission File Number)

                                 AMENDMENT NO. 1


The undersigned registrant hereby amends the exhibits in its 1996 Annual Report on Form 10-K dated March 27, 1997, as set forth on the pages attached hereto. Due to a transmission error, the original electronic submission excluded nine pages of Exhibit 10.17.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

--------------------------------------------------------------------------------
Exhibit Number    Description
--------------------------------------------------------------------------------
10.17             Refinancing Agreements (Revolving Credit Agreement, Term Loan
                  Agreement, Pledge Agreement, Collateral Agency Agreement, and
                  Note Backup Agreement) dated as of February 7, 1997, by and among Primark Corporation, Lenders Parties, Mellon Bank, N.A.
                  and other related documents; filed herewith.
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                        PRIMARK CORPORATION
                                                           (Registrant)

Date:  December 11, 1997                             By: /s/STEPHEN H. CURRAN
                                                     ------------------------
                                                         Stephen H. Curran
                                                   Executive Vice President and
                                                      Chief Financial Officer
                                                   (Principal Financial Officer)