Form 10-K405
period 1997-12-31
PRIMARK CORP
filed 1998-03-30
CIK 356064

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-8260

                              PRIMARK CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  MICHIGAN                                      38-2383282
        (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
      1000 WINTER STREET, SUITE 4300N,                             02154
                 WALTHAM, MA                                    (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE): (781) 466-6611

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
       -------------------------------                   -----------------------
       Common stock, without par value                   New York Stock Exchange
                                                         Pacific Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No __

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     The aggregate market value of the registrant's common stock held by non-affiliates as of February 27, 1998 was $1,158,493,633, based on the closing price on that day (New York Stock Exchange -- Composite Transactions). The number of shares outstanding of the registrant's common stock without par value on February 27, 1998 was 26,979,358.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Primark's 1997 Annual Report are incorporated by reference in
Part I, Item 1, and Part II, Items 5,6,7 and 8. Portions of Primark's 1998 Proxy Statement for its 1998 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 1997, are incorporated by reference in Part III, Items 10,11,12 and 13.

                                               Exhibit Index appears on page 13.

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
            Cover Page..................................................    i
            Index.......................................................   ii
PART I
  Item 1.   Business....................................................    1
  Item 2.   Properties..................................................    9
  Item 3.   Legal Proceedings...........................................   10
  Item 4.   Submission of Matters to a Vote of Security Holders.........   10
PART II
  Item 5.   Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................   10
  Item 6.   Selected Financial Data.....................................   11
  Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................   11
  Item 8.   Financial Statements and Supplementary Data.................   11
  Item 9.   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................   11
PART III
  Item 10.  Directors and Executive Officers of the Registrant..........   11
  Item 11.  Executive Compensation......................................   12
  Item 12.  Security Ownership of Certain Beneficial Owners and
              Management................................................   12
  Item 13.  Certain Relationships and Related Transactions..............   12
PART IV
  Item 14.  Exhibits, Financial Statements, Schedules and Reports on
              Form 8-K..................................................   12
            Signatures..................................................   17

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Primark Corporation and its subsidiaries (the "Company" or "Primark") is a Michigan corporation organized in 1981 engaged in the information services industry. The businesses consist of the operations of Baseline Financial Services, Inc. ("Baseline"), Datastream International Limited and affiliates ("Datastream"), Disclosure Incorporated ("Disclosure"), Groupe DAFSA S.A. ("DAFSA"), I/B/E/S International, Inc. ("I/B/E/S"), ICV Limited, ("ICV"), Vestek Systems, Inc. ("Vestek"), WEFA Holdings, Inc. ("WEFA"), Yankee Group Research, Inc. (the "Yankee Group") and an 80% investment in Worldscope/Disclosure LLC ("Worldscope"). Primark also has an equity interest in Primark Decision Economics ("PDE"). Primark develops and markets "value-added" databases that it combines with proprietary analytical software to create a series of products used for the analysis and presentation of financial, economic and market research information. Customers include investment managers, investment bankers, financial market traders, analysts, accounting and legal professionals, corporate managers, government officials and information and reference service providers.

     Commencing in 1991, the Company embarked on a strategy of combining proprietary data content within technologically advanced applications to serve the increasing information requirements of its customers with value-added products. In connection with that strategy, the Company acquired Datastream in 1992 and Vestek in 1994, while divesting certain of its non-core operations. In 1995, Primark expanded its domestic presence in information services through the acquisition of Disclosure and I/B/E/S. In 1996 and 1997, the Company continued to expand its information business by pursuing a strategy of focusing the Company's operations solely on its information services businesses. In connection with that strategy, the Company discontinued its operating segment of applied technology which was previously recorded as part of the information services industry segment, as well as its transportation services industry segment, and its financial services industry segment. During 1996, Primark acquired DAFSA, ICV, Yankee, a controlling interest in Worldscope and formed a joint venture, PDE. During 1997, Primark acquired Baseline and WEFA.

     Information regarding the revenues, operating results and identifiable assets of the Company and its subsidiaries, by geographical region, is incorporated by reference herein from Note 12 to the Consolidated Financial Statements entitled "Segment and Geographic Information" in the Company's 1997 Annual Report.

  Acquisitions

     On January 6, 1997, the Company purchased all of the outstanding stock of Baseline for $41.0 million in cash. Baseline provides institutional investors with valuation graphics that portray financial market information to customer accounts throughout the U.S. and Canada.

     On February 7, 1997, the Company acquired all of the outstanding stock of WEFA Holdings, Inc. ("WEFA") for $45.0 million in cash. WEFA is an international provider of value-added economic information, software and consulting services to Fortune 500 companies, governments, universities and financial institutions.

     Information regarding the Company's acquisitions is incorporated by reference herein from Note 2 to the Consolidated Financial Statements entitled "Acquisitions" in the 1997 Annual Report.

  Discontinued Operations

     In June 1997, the Company adopted a formal plan to sell its transportation services segment consisting of Triad International Maintenance Corporation ("TIMCO"). The Company anticipates that the sale of TIMCO will be completed by June 30, 1998. On December 8, 1997, the Company entered into a stock purchase agreement to sell its subsidiary, TASC and certain of its affiliates, subject to shareholder approval. On March 30, 1998, the shareholders of Primark approved the terms of this agreement. The results of both

TASC and TIMCO's operations have been reported as a component of discontinued operations. Prior year consolidated financial statements have been restated to present these businesses, as well as Primark Storage Leasing Company which was sold in 1996, as discontinued operations.

     Information regarding the Company's discontinued operations is incorporated herein from Note 3 to the Consolidated Financial Statements entitled "Discontinued Operations and Dispositions" in the 1997 Annual Report.

BUSINESSES AND PRODUCTS

DATASTREAM/ICV

  Datastream

     Datastream provides global historical economic and financial information to customers worldwide and through its division, Primark Investment Management Services, Limited, is a leading provider of computer-based accounting and other investment fund services in the United Kingdom.

     The core of Datastream's products is its centralized data system which maintains a series of linked databases of extensive international economic and financial data collected from wire services, official publications of national agencies, stock, options and futures exchanges, other information vendors, brokers, dealers, banks and issuers. Customers have online access to Datastream's databases through personal computers, networks or workstations. Datastream's products and services enable customers to perform extensive investment research and analysis, investment administration and portfolio valuations on securities in all major markets, and to produce graphics, statistics, time series analysis and perform other analytical functions. Datastream's products and services fall into two principal categories - investment research and fund management services.

     Investment research services accounted for approximately 85% of Datastream's total revenues for each of the fiscal years ended December 31, 1997, 1996, and November 30, 1995, respectively. These services consist of a set of software programs to manipulate, analyze and present financial and economic information obtained from Datastream's databases. The software is designed to facilitate the customers' access to data from any of Datastream's databases and to manipulate this data in a variety of pre-programmed and pre-formatted ways such as graphs, regressions, and tables.

     Fund management services accounted for approximately 15% of Datastream's total revenues for each of the fiscal years ended December 31, 1997, 1996 and November 30, 1995, respectively. Fund management services, available through Primark Investment Management Services (PIMS), provide investment accounting, portfolio valuation and performance measurement activities.

     A critical component of Datastream's business is the data itself. Datastream's principal supply requirements are for raw financial data, which are acquired from numerous data suppliers worldwide and developed internally. Once acquired, the data sets are edited and stored in Datastream's databases for access and manipulation through Datastream's applications and value-added software programs. Data suppliers generally retain ownership of the raw data, but allow Datastream and its customers the use of such data. Datastream places great importance on the quality of its data and has developed a program to continuously review its data sources to ensure quality, control and continuity. Wherever possible, Datastream develops multiple sources of data to provide backup and cross checking.

     Data relating to equities include pricing information for earnings and dividends on approximately 50,000 stocks from 64 countries, including all major markets and a number of emerging markets. This data includes historical earnings and dividend data, as well as forecast data supplied by market specialists. Data relating to bonds include maturity and yield on approximately 83,000 corporate and government bonds from 32 countries, all Eurobonds and related indices. Data relating to futures and options includes current prices, previously traded prices, trading volume and intra-day high and low values from the international options and futures exchanges, including LIFFE (London), MONEP and MATIF (Paris), SOFFEX (Switzerland), EOE (Amsterdam), DTB (Germany), Chicago and Philadelphia.

     Datastream has included databases from I/B/E/S, Disclosure and Worldscope as an integral part of its investment research services. Consequently, it has helped these companies gain additional customers, as well as customers new to Datastream. Datastream has also installed the full Disclosure index on its online system and offers index searches and electronic ordering of hard copy documents to Datastream users. Vestek is also developing investment management software products that will be marketed and supported by Datastream's European sales and service personnel.

  ICV

     ICV provides real-time on-line prices, news and research on the U.K. equities market as well as systems for order entry and trade reporting. The company's software combines real-time prices with news and other data in a unique format which has become the standard presentation for U.K. equity data. ICV has incorporated Datastream's historical information as an add on to its major product, TOPIC, and is continuing to integrate both Primark Company data and third party data into its major products.

     The core of ICV products is its central systems that take real-time data from several exchanges and combine the prices with news. The information is then broadcast to a customer base of nearly 9,000 terminals using the datacast bandwidth on terrestrial television, leased telecommunication circuits or via satellite. The data is broadcast to customers' systems, provided by ICV, where the signal is decoded, stored on a local database and presented on user screens utilizing software designed and maintained by ICV. Timeliness and reliability are critical aspects of ICV's services. ICV's central systems are designed to provide state-of-the-art timeliness by handling incoming data within a few milliseconds by utilizing program code that resides in memory. Reliability is provided through several back-up sites. The investment in trading systems has allowed for the set up of a U.K. wide interactive network which can be used to link customers' offices and provide a future conduit to any new data sources ICV may acquire or develop in the future. ICV's two principal products are TOPIC and MARKET-EYE.

     TOPIC services accounted for 53%, 47%, and 45% of ICV's total revenue for the fiscal years ended December 31, 1997, 1996 and 1995, respectively. TOPIC services provide real-time data on prices and comparative quotes from market makers with historical charts and research from brokers. During 1997, the London Stock Exchange moved to an order driven market. In connection with this event, ICV was able to meet its customers' requirements for an interactive trade reporting system through its TOPIC product. The TOPIC services are used by traders and fund managers, stockbrokers, U.K. clearing banks and major publicly traded corporations.

     MARKET-EYE services accounted for 12%, 11% and 11% of ICV's revenue for the fiscal years ended December 31, 1997, 1996 and 1995 respectively. MARKET-EYE is aimed predominantly at the private investor and is accessable via the Internet. The data include prices and news and may be combined with analytical and charting packages supplied by third parties.

     Stock exchange fees accounted for 29%, 35% and 36% of ICV's revenues for the fiscal years ended December 31, 1997, 1996, and 1995, respectively. Exchange fees are revenues collected by ICV and remitted to the Stock Exchanges to permit customer use of exchange data feeds. Consequently, the exchange fee business is a low margin business.

     ICV has leveraged its existing technology through alliances with other information companies, providing access to new markets. During 1996, ICV entered a joint venture with Merrill Lynch to leverage its technology with Merrill Lynch's expertise in live trading systems. Also during 1996, Primark entered a joint venture with Dow Jones & Company, Inc. and its subsidiary Dow Jones Markets to develop an international equity trading information product by combining ICV's technology, Datastream's historical databases, the global news capability of Dow Jones and the real time data capability of Dow Jones Markets.

     On March 17, 1998, Dow Jones & Company Inc. reported that it has agreed to sell its wholly owned subsidiary, Dow Jones Markets to Bridge Information Systems, Inc. While Dow Jones & Company and Dow Jones Markets are both contractually obligated to provide news and financial information for the Primark/Dow Jones product, this business relationship is under review and may be continued, altered or terminated.

DISCLOSURE/WORLDSCOPE

     Disclosure is a leading provider of "as reported" and abstracted financial information in the U.S. market, distributing information on over 16,000 U.S. companies and 13,000 foreign companies, derived from a variety of government and third-party sources. Disclosure's proprietary content is provided on a subscription and per use basis through electronic media such as online services and compact laser discs, as well as through printed products.

     Disclosure's financial information products and services are based upon a wide spectrum of Securities and Exchange Commission ("SEC") documents such as Forms 10-K and 10-Q, proxy statements, registration statements and material event reports, and increasingly non-SEC documents such as foreign company financial filings, news, economic data, pricing information and U.S. and foreign annual reports. The information included in Disclosure's products is obtained through contractual relationships with the SEC and major stock exchanges, from other Primark Companies and through commercial acquisition of the information. Once acquired, Disclosure indexes, tags, abstracts and formats the information to allow for ease in navigation, searches and analysis.

     Primark considers Disclosure's electronic media business, comprised of Global Access, Worldscope, compact discs and revenues from third party distributors of its value-added database products, as representing Disclosure's next generation of product offerings. These products represented approximately 40% of Disclosure's overall revenues at the end of 1997, up from 20% in 1996.

     Disclosure's image-based services are delivered through the Global Access and Laser D products as well as through Info Centers. Global Access is a web-based front end that offers online and real-time access to Disclosure's proprietary electronic index of public company documents; online delivery of Disclosure's value-added EDGAR database; access to over ten years of data on 29,000 companies in the Worldscope and SEC databases; institutional and corporate ownership data; and links to third-party content such as I/B/E/S and industry news. Global Access provides real-time broadcast alert functionality as well as desktop full text and field searching and screening of company and industry information with direct downloading to spreadsheets and word processors. Laser D is a multi-disc CD-ROM document database that provides a desktop library of information to high volume document users who require instant access to documents filed with the SEC, banking agencies and U.S. and foreign stock exchanges. The Info Centers are staffed by research specialists who assist customers in locating requested information and produce alert services for customers who want early identification of specified documents. Approximately 82%, 81% and 81% of Disclosure's total revenues were derived from document services for the twelve months ended December 31, 1997, 1996, and 1995, respectively.

     Disclosure's database segment provides products that can be machine read and manipulated by the end users. Disclosure's Global Researcher and Compact D products provide access to perform sophisticated searching of financial and text information on over 29,000 companies. These products also provide reporting and graphing functionality. Proprietary Disclosure databases include EdgarPlus (SEC filings with value-added navigational and style tags), the SEC 34 Act database (over 11,000 U.S. Company profiles and financial statement abstracts dating back over 10 years) and other databases on institutional and corporate insider transactions. These proprietary databases are offered by third-party vendors which target both the commercial and consumer markets, enhancing Disclosure's product through their hardware, software, and market focus. Such vendors include Bridge, Dow Jones, Factset, Lexis, MAID, UMI and West. Approximately 18%, 19% and 19% of Disclosure's total revenues were derived from database services for the years ended December 31, 1997, 1996 and 1995, respectively.

     Worldscope contains a collection of descriptive profiles and standardized financial statements on over 11,900 companies in 45 countries. The Worldscope database is standardized, indexed and organized for cross-border screening and searching. In addition to its global database, Worldscope offers an emerging market database. Worldscope products are delivered via third-party distributors, CD-ROM and online platforms. In October 1996, Primark acquired an additional 30% ownership in Worldscope, giving Primark an 80% controlling interest.

FINANCIAL ANALYTICS

  I/B/E/S

     I/B/E/S is a leading source of global earnings expectational information for investors, financial institutions and portfolio managers worldwide. I/B/E/S collects and processes earnings per share estimates provided by over 7,000 individual securities analysts, representing approximately 800 firms on over 18,000 companies globally. The estimates and related data are delivered through third-party distributors, I/B/E/S Express (a proprietary software delivery system) and in printed publications. Many I/B/E/S products permit the customer to perform analytical functions and are enhanced by reports and graphics. Approximately 40%, 38% and 30% of I/B/E/S' revenues were generated from the I/B/E/S Express product for the years ended December 31, 1997, 1996 and 1995, respectively.

     I/B/E/S has expanded its product line by launching I/B/E/S Trapeze, a real-time, electronic brokerage research distribution system. This state-of-the-art technology delivers brokerage reports to managers' desks in New York, London and other financial centers within a few moments, complete with color graphics, audio and video capabilities.

  Baseline

     Baseline provides portfolio managers at investment companies, banks, investment consulting firms, and other institutional investors with online valuation graphics that portray critical financial information on more than 7,000 U.S. companies. The Baseline product consists of data and software that manipulates, analyzes and graphically presents company financial information to end users through personal computers, typically linked by computer networks.

     Baseline's principal supply requirements are for raw financial data which is acquired from numerous data suppliers including other Primark companies. Once acquired, the data is verified, manipulated and stored in Baseline's database for manipulation through Baseline's applications and daily transmission to customers. Baseline places great importance on the quality of its data and has developed a program to continuously review its data sources to assure quality control and continuity. Wherever possible, Baseline develops multiple sources of data to provide backup and cross checking.

  Vestek

     Vestek develops, markets and supports investment information services and application software used to manage, analyze, and optimize institutional portfolios of equity, fixed income and other financial instruments. Vestek also provides consulting services for investment managers and plan sponsors. Through its international sales force, Vestek currently serves over 250 clients in nine countries.

  WEFA

     Founded by Nobel Laureate Economist Lawrence R. Klein, who remains active in the business, WEFA is a leading provider of international value-added economic information, software and consulting services to companies, governments, universities and financial institutions. WEFA provides analysis and forecasts for 60 industries across 60 countries through its Global Industrial Outlook Service, its electronic database and a semi-annual publication. WEFA recently introduced the World Market Monitor, a desktop application for tracking and analyzing global economic conditions. Targeted to financial institutions and corporations, the product provides users with economic, demographic and financial information on 175 countries.

  DAFSA

     DAFSA supplies company account information on most listed companies in France and produces over 250 sector analysis and reports annually. During 1997, Primark restructured the operations of DAFSA, resulting in the company accounts business being integrated with Disclosure and the sector analysis business being managed by WEFA. Future filings will discuss the operations of DAFSA as part of the Disclosure and WEFA businesses.

PRIMARK DECISION ECONOMICS

     On August 5, 1996, Primark announced the formation of a joint venture with noted economist Dr. Allen Sinai. The new company is called Primark Decision Economics, Inc. and Dr. Sinai has been named its Chief Executive Officer and Chief Global Economist. The purpose of this venture is to disseminate timely value-added economic forecasts, analysis and commentaries covering the world's major economies and markets, and to support real-time and longer-term decision-making by financial institutions, corporations, individuals, and governments engaged in trading, investing and planning.

YANKEE GROUP RESEARCH, INC.

     The Yankee Group consists of a global team of highly skilled technology and market experts that focuses on identifying current trends and future directions in the communications and computer industries for business and consumer markets. The company markets these insights by providing strategic planning, technology forecasting, consulting and market research to clients worldwide, including vendors and users of major computer and communications systems and services. The Yankee Group's products and services fall into three principal categories -- Planning Services, Custom Consulting Engagements, and Seminars and Conferences.

     Planning Services accounted for 66% and 71% of the total revenues for the years ended December 31, 1997 and 1996, respectively. An annually renewable Planning Service subscription provides a customer with consultation time with a research analyst, quarterly audio conferences, access to the Yankee Group's published research reports and whitepapers in both an electronic and paper format, and discounts on seminars. The Yankee Group currently offers 24 Planning Service packages.

     Custom Consulting Engagements accounted for 20% and 20% of the total revenues for the years ended December 31, 1997 and 1996, respectively. Custom Consulting Engagements often result from an extension of Planning Services when an inquiry or a study is more extensive than that offered through a Planning Service subscription. Custom Consulting contracts are also entered into with external parties where the company considers the study to be of strategic importance.

     Seminars and Conferences accounted for 14% and 12% of the company's total revenues for the years ended December 31, 1997 and 1996, respectively. The Yankee Group holds an average of fifteen to twenty seminars and/or conferences a year, often in conjunction with industry publication houses.

CUSTOMERS

     Datastream/ICV's customers include approximately 5,000 financial organizations in 52 countries, including investment bankers, brokers, investors, fund managers, insurance companies and market makers that use financial and economic information. Other users include publishers of financial journals and daily newspapers, business schools and universities. The company's customers are based predominantly in the U.K. and typically subscribe through annual contracts. These contracts are automatically renewed unless notice of cancellation is given two to three months before the annual renewal date. Renewal rates have historically exceeded 85%.

     Disclosure's customer base includes the majority of U.S. investment banks, money managers, law and accounting firms, together with other institutions and individuals performing financial research. Disclosure also distributes its information through over 50 third party vendors. Subscription services accounted for 53%, 53% and 51% of Disclosure/Worldscope's revenues for the fiscal years ended December 31, 1997, 1996 and 1995, respectively. Disclosure/Worldscope has experienced renewal rates for its subscription services in excess of 90%.

     I/B/E/S directly serves over 2,250 customers worldwide and thousands more through its distribution networks. I/B/E/S's customers are represented by financial institutions and portfolio managers worldwide, with particular interest by the quantitative analysts who access and download information directly into analytic models. I/B/E/S products are also sold to end users, such as management consultants and traditional investment analysts who utilize I/B/E/S for general research. Approximately 97% of I/B/E/S's 1997 revenues were derived through annual subscription contracts of which 12% were through soft dollar arrangements.

     Baseline has nearly 600 customers including investment companies, banks, investment consulting firms, and other institutional investors located throughout the United States and Canada who typically subscribe through bi-annual and annual contracts. These contracts are automatically renewed unless notice of cancellation is given before the renewal date. Baseline has experienced renewal rates for its subscription services in excess of 90%.

     Vestek's clients include major banks, plan sponsors, consultants, insurers and investment managers. The majority of Vestek's revenues are derived from online subscription services.

     WEFA has approximately 1,600 customers operating in corporations, financial services, governments, utilities and other businesses. The company performs consulting and planning services to best analyze the potential impact of various economic alternatives faced by its customers.

     The Yankee Group's customers consist primarily of both suppliers and users of computer and communication technology. Yankee's customer base includes major consulting firms, telecommunications companies, computer hardware manufacturers, software companies, research analysts and the information technology departments of major corporations.

     No single customer of the information businesses accounts for more than 2% of the Company's consolidated revenues.

MARKETING

     The products and services of Primark's information companies are marketed worldwide. Increasingly, the individual Primark companies are offering each other's data through their own delivery platforms.

     Datastream is located in London, England and has sales and support offices located in Germany, France, Italy, Spain, Switzerland, the Netherlands, Belgium, Luxembourg, Sweden, Japan, Hong Kong, Singapore, Australia, Korea, Thailand, Canada and the United States. ICV is located in London, England and has sales and support offices throughout the U.K. Datastream/ICV sells both Disclosure and I/B/E/S data through their platforms.

     Disclosure and Worldscope market and distribute their products predominately in the United States. In addition to employing a domestic and international sales force, Disclosure extends its sales and marketing reach with Info Centers strategically located in the major financial centers including ten major U.S. cities and several international locations including London, Frankfurt, Madrid, Paris, Milan, Hong Kong, Mexico City and Tokyo. Disclosure also incorporates I/B/E/S data and WEFA data in its Global Access Platform.

     I/B/E/S, headquartered in New York City with offices in London, Hong Kong and Tokyo, delivers its products directly to customers via state-of-the-art electronic delivery media. I/B/E/S Express, the fastest growing delivery mechanism, is a PC-based proprietary software, database management and communications package. The I/B/E/S Express platform separately provides portions of the data from Disclosure, WEFA and Vestek. I/B/E/S also offers its products through a network of more than 30 electronic third-party distributors including Bloomberg, Bridge, Datastream/ICV, FactSet, FAME, OneSource, Reuters, S & P Compustat and Vestek. These third-party distributors offer I/B/E/S a mechanism to reach new markets and link I/B/E/S data to other databases and applications software.

     Baseline's product is targeted primarily toward portfolio managers of domestic equities and carries portions of Disclosure's data as part of its product offering. Baseline delivers its product directly to customers via an online advanced electronic delivery platform. Baseline markets its product through its own domestic sales force.

     Headquartered in San Francisco, Vestek's products are marketed through its sales force located in New York, Los Angeles, London and Japan. Vestek includes data from I/B/E/S, Worldscope and Datastream in portions of its product line.

     WEFA markets its product through its international sales force. WEFA delivers its data online through I/B/E/S and Disclosure as well as through its own electronic distribution platform. WEFA believes its historical association with the Wharton School of Business and with Nobel Laureate Lawrence R. Klein gives it a distinct advantage in the marketplace.

     The Yankee Group markets its services internationally primarily through its own sales force. The Company considers its historic record of accurately forecasting the general direction of communication and computing technology together with its focus on customer support as its greatest competitive advantages. Yankee's industry analysts are the company's critical resource. These individuals have significant expertise in their areas of concentration, gained through industry experience, constant study of the technology market and ongoing dialogue with vendors and consumers in the industry.

COMPETITION

     The global information industry is highly competitive. There are many large and successful companies in the information services industry that supply financial economic and market research data competitive to products and services provided by Primark's information businesses. The advancement of electronic delivery via online vendors and the Internet has further impacted the competitive environment in the information market.

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

     Primark's ability to remain competitive in the information market will depend largely upon its ability to maintain and develop new products and access new markets in a cost efficient manner, as well as the integration of all its information products and services. There can be no assurance that Primark will continue to maintain its market share in the future.

TECHNOLOGICAL CHANGES

     The Company operates principally in the information services industry which changes rapidly and is highly competitive. Even if the Company remains abreast of the latest developments and available technology, technological advances and/or the introduction of new products and services in the information services industry could adversely affect the Company. There are many large and successful companies in the information services industry, many of which have greater resources than the Company. The Company's future success will depend significantly on its ability to develop and deliver technologically advanced quality products and services. The cost of developing such products and services could adversely affect the Company's future results of operations.

     The Company has a formal plan and task force assigned to make all of its financial systems, product offerings and related databases year 2000 compliant. In 1997, the Company spent $1.5 million of resources on this endeavor and anticipates that it will be required to spend an additional $2.7 million and $2.6 million in 1998 and 1999, respectively, to be year 2000 compliant. The majority of the remaining year 2000 work will be performed at Datastream/ICV. To the extent the Company is unable to become fully year 2000 compliant, it may have a materially adverse effect on the Company.

FOREIGN OPERATING RISKS

     Since not all of the Company's revenues and expenses incurred are in U.S. dollars, the Company's operations have been and may continue to be affected by fluctuations in currency exchange rates. For the year ended 1997, international revenues and operating income of the Company's Continuing operations represented 56% and 56%, respectively, of total consolidated revenues and operating income.

     Consequently, the Company is exposed to certain risks associated with an international business, particularly with respect to foreign currency exchange rate movements. International business is also subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases and difficulties or delays in collecting accounts receivable. Weak foreign economies and/or a weakening of foreign currencies in certain countries against the U.S. dollar would adversely affect the Company's overall future operating results and cash flows.

     The Company engages in hedging activities, including foreign currency options and forward contracts, in order to minimize the ongoing exposure to foreign currency exchange risk with respect to its foreign operating income and cash flows. In 1997, the Company recorded a $1.9 million gain before income taxes for foreign currency transactions. In addition, the Company typically maintains foreign currency hedges for its significant foreign currency exposures.

TRADEMARKS

     Primark's information companies hold numerous trademarks worldwide that are subject to continuous renewal. These trademarks are significant to the Company's business, and are registered in all of the Company's major markets to ensure recognition among its many global trading customers.

EMPLOYEES

     At December 31, 1997, the Company and its subsidiaries employed 2,328 persons. The Company sponsors a number of employee benefit plans including a 401(k) savings deferral plan and certain foreign defined benefit plans. The Company believes its relationship with its employees to be satisfactory.

ITEM 2.  PROPERTIES

     The Company currently occupies its principal executive offices, comprised of approximately 17,848 square feet, in Waltham, Massachusetts under lease agreements that expire in July 2001 with provision for two five-year renewal options.

     Baseline occupies 23,000 square feet of space at its New York headquarters. Baseline also has an office in Philadelphia.

     Datastream's two principal office facilities are located in London, England. Comprised of an aggregate total of 100,995 square feet, these facilities are occupied under lease agreements that expire in 2005 and 2018. Through its affiliates, Datastream also occupies under short-term leases an aggregate total of approximately 55,000 square feet of office space, principally located in Australia, Canada, France, Germany, Hong Kong, Italy, Japan, the Netherlands, Singapore, Sweden, Switzerland, Thailand and the United States.

     Disclosure's headquarters, comprised of approximately 99,640 square feet, is located in Bethesda, Maryland. The property is occupied under lease agreements that expire in 2006. Disclosure's regional offices occupy approximately 63,900 square feet of office space under lease terms that expire through 2004. These offices are located in California, Georgia, Illinois, Massachusetts, New York, Texas and Washington, D.C.

     I/B/E/S occupies 39,800 square feet of space at its New York City headquarters under a lease agreement that expires in 2007. Additional office space totaling 10,950 square feet is located in England, Hong Kong and Japan with lease terms through 2007.

     ICV's facilities occupy approximately 25,000 square feet of space located primarily in London, England.

     Vestek occupies approximately 13,555 square feet of space at its San Francisco headquarters under a lease agreement that expires in 1999 with provision for one five-year renewal option.

     WEFA occupies 45,550 square feet of space at its Pennsylvania headquarters under a lease agreement that expires in 2005. Additional office space of approximately 29,700 square feet is leased in Canada, Europe and South Africa expiring through 2005.

     The Yankee Group occupies approximately 23,600 square feet of space at its Boston headquarters under a lease agreement that expires in 2003. The company also has international offices located in London and Tokyo.

ITEM 3.  LEGAL PROCEEDINGS

     On June 24, 1994, a jury in a civil case in Massachusetts Superior Court (the "Court") returned an unfavorable verdict against the two founders of TASC, Inc., ("TASC") and against TASC itself. The suit was brought by a former employee regarding a TASC stock transaction which took place in 1976, prior to Primark's acquisition of TASC in 1991. The defendants in the Bradley litigation, the two founders of TASC, have settled the lawsuit for $4,000,000 plus an amount of up to $8,500,000 that was conditioned on the outcome and reasoning of a then-pending motion for a directed verdict and a new trial. TASC has been advised that the founders are disputing with the plaintiff whether any additional amount is owing under the terms of the settlement, and it appears that those parties will proceed to arbitration of that dispute. Also, the founders settled a related claim for $600,000. The founders have demanded that TASC indemnify them for amounts paid in such settlements, totaling up to $13.1 million, and associated expenses. TASC has advised counsel for the founders that their settlement agreements do not appear to satisfy by-law requirements (including prior company approval) and has requested clarification of the basis for the founders' indemnification claims. Neither Primark, nor any of its directors or officers, was a party to the Bradley litigation. Assuming the sale to Litton Industries, Inc. of all of the outstanding common stock of TASC, Inc. is consummated, Litton has agreed to indemnify and hold harmless, to the fullest extent permitted by law, Primark and its directors and officers, from and against all liability and charges resulting from the Bradley litigation.

     The Company and its subsidiaries are involved in other administrative proceedings and matters concerning issues arising in the ordinary course of business. Management cannot predict the final disposition of such issues, but believes that adequate provision has been made for the probable losses and the ultimate resolution of these proceedings will not have a material adverse effect on the Company's financial condition, results of operations or financial liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 30, 1998, the Company held a special meeting of its shareholders for the purpose of obtaining a vote related to the sale of TASC as described in the Company's definitive proxy statement dated February 26, 1998. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. There was no solicitation in opposition to management's solicitations.

THE SALE OF TASC WAS APPROVED BY THE FOLLOWING VOTE:

--------------------------------------------------------------------------------

                DESCRIPTION                         NUMBER OF SHARES              PERCENTAGE OF SHARES
------------------------------------------------------------------------------------------------------------
  Shares voted "For"                                   19,648,920                        72.87%
------------------------------------------------------------------------------------------------------------
  Shares voted "Against"                                 75,642                           .28%
------------------------------------------------------------------------------------------------------------
  Shares "Abstaining"                                    53,916                           .20%
------------------------------------------------------------------------------------------------------------
  Shares not voted                                      7,185,102                        26.65%
------------------------------------------------------------------------------------------------------------

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed and traded on the New York Stock Exchange and the Pacific Stock Exchange. Other information set forth in the section entitled "Supplementary Information-Quarterly Data" on page 39 of the Company's 1997 Annual Report is incorporated by reference herein.

     Since 1988, the Company has not paid cash dividends on common stock to its shareholders in order to reinvest available cash in the Company's operations. Information regarding restrictions on the Company's ability to pay cash dividends on its common stock is incorporated by reference herein from Note 6 to the Consolidated Financial Statements entitled "Short-Term and Long-Term Debt" on page 26 of the Company's 1997 Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth in the section entitled "Selected Financial Information -- Five Year Data" on page 38 of the Company's 1997 Annual Report is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The information set forth in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 35 through 37 of the Company's 1997 Annual Report is incorporated by reference herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and the related notes thereto and the Report of Independent Certified Public Accountants, as contained on pages 18 through 34 of the Company's 1997 Annual Report, and the "Supplementary Financial Information -- Quarterly Data," as contained on page 39 of the Company's 1997 Annual Report, are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth in the section entitled "Election of Directors" in the Company's 1998 Proxy Statement for its May 1998 Annual Meeting of Shareholders is incorporated by reference herein. Information with respect to the executive officers of the Company as of February 28, 1998 is set forth below. The Company's Board of Directors elect officers generally for one-year terms expiring at the next organizational meeting to be held in May 1998. The terms for Mr. Kasputys and Mr. Herenstein are governed by their respective employment agreements. Under these agreements, Mr. Kasputys is employed as the Chairman, President and Chief Executive Officer of Primark through December 31, 2001; and Mr. Herenstein is employed as Senior Vice President of Marketing through June 30, 1998.

     Joseph E. Kasputys, age 61, has served as Chairman, President and Chief Executive Officer of the Company since May 1988. Mr. Kasputys has been a director of the Company since 1987.

     John C. Holt, age 57, served as the President and Chief Executive Officer of TASC and Executive Vice President of the Company from April 1994 through March 31, 1998. From April 1, 1998 until December 31, 1998, Mr. Holt will serve as a consultant to TASC. From 1982 until January 1994, Mr. Holt held the position of Executive Vice President of The Dun & Bradstreet Corporation ("D&B"), an information services company, and served as a director of that company from 1985 until 1994. In addition, Mr. Holt is the former Chairman, President and Chief Executive Officer of the A.C. Nielsen Company, a marketing information business and an affiliate of D&B. Mr. Holt has been a director of the Company since 1985.

     Stephen H. Curran, age 50, has served as Senior Vice President and Chief Financial Officer of the Company since 1988. In 1997 he was elected Executive Vice President and Chief Financial Officer.

     Ira Herenstein, age 60, has served as Senior Vice President of Marketing of the Company since December 1996. From June 1995 to November 1996, Mr. Herenstein was Managing Director of Datastream

International, Inc. From March of 1994 to June of 1995, he was president of Datastream's North American operations. From 1992 until March of 1994, Mr. Herenstein was an independent consultant in the information services industry. In addition, Mr. Herenstein was with the McGraw-Hill Corporation for 28 years, during which time he held the positions of President of Standard & Poor's Corporation and Executive Vice President of the Computer and Communications Information Group.

     Michael R. Kargula, age 50, has served as Senior Vice President, General Counsel and Secretary of the Company since 1988. In 1997 he was elected Executive Vice President, General Counsel and Secretary.

     Patrick G. Richmond, age 48, has served as Vice President of Corporate Development of the Company since May 1989. In 1997 he was elected Executive Vice President of Corporate Development.

     William J. Swift III, age 46, has served as Vice President and Tax Counsel of the Company since 1988. In 1998 he was elected Senior Vice President and Tax Counsel.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth in the sections entitled "Directors' Compensation," "Executive Compensation," "Compensation Committee Report," "Employment Agreements and Other Arrangements," and "Compensation Committee Interlocks and Insider Participation" of the Company's 1998 Proxy Statement for its May 1998 Annual Meeting of Shareholders is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth in the sections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" of the Company's 1998 Proxy Statement for its May 1998 Annual Meeting of Shareholders is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth in the sections entitled "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Employment Agreements and Other Arrangements" of the Company's 1998 Proxy Statement for its May 1998 Annual Meeting of Shareholders is incorporated by reference herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) LIST OF DOCUMENTS FILED AS PART OF FORM 10-K

     1. The following Financial Statements are contained in Primark's 1997 Annual Report filed as Exhibit 13.1 to this report:

        - Consolidated Statements of Financial Position as of December 31, 1997 and 1996.

        - Consolidated Statements of Income for each of the three years in the period ended December 31, 1997.

        - Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997.

        - Consolidated Statements of Common Shareholders' Equity for each of the three years in the period ended December 31, 1997.

        - Notes to the Consolidated Financial Statements.

        - Management's Discussion and Analysis of Results of Operations and Financial Condition.

        - Report of Independent Certified Public Accountants.

        - Supplementary Financial Information-Quarterly Data.

     2. The following financial statement schedule is filed as part of this report and are located on the following pages:

     Schedule II Valuation and Qualifying Accounts on page 19.

     3. The Exhibits filed as part of this Annual Report on Form 10-K are listed in the Index to Exhibits on pages 13 to 16, and are incorporated by reference herein.

(b) REPORTS ON FORM 8-K

     On December 9, 1997, the Company filed a report on Form 8-K under Item 2, related to the disposition of TASC.

     On December 10, 1997, the Company filed an amendment to Item 7 of the Form 8-K filed December 9, 1997, related to the sale of TASC.

     On March 3, 1998, the Company filed a report on Form 8-K under Item 5 related to its unaudited results for the year ended December 31, 1997.

     On March 6, 1998, the Company filed a report on Form 8-K under Item 5 describing an underwriting agreement related to the February 26, 1998 registration of equity securities.

     On March 20, 1998, the Company filed a report on Form 8-K under Item 9 related to "Sales of Equity Securities Pursuant to Regulation S."

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
          Plan of Acquisition, Reorganization, Arrangement,
          Liquidation or Succession

 2.1      Purchase Agreement dated as of June 18, 1996, between
          Datastream International (France) SA and Talisman Management
          LTD (Exhibit 2.1 to the Company's June 20, 1996 Form 10-Q).

 2.2      Stock Purchase Agreement between the Company and Howard
          Anderson dated as of August 9, 1996 (Exhibit 2.1 to the
          Company's August 15, 1996 Form 8-K).

 2.3      Stock Purchase and Sale Agreement dated as of September 30,
          1996, between the Company and American Natural Resources
          Company (Exhibit 2.3 to the Company's September 30, 1996
          Form 10-Q).

 2.4 Agreement for sale/purchase of the issued share capital of ICV Limited, between D. Taylor Esq. and others, Primark
          Information Services UK Limited and Primark Corporation dated October 24, 1996 (Exhibit 2.1 to the Company's Form
          8-K dated November 13, 1996).

 2.5      Amended and Restated Partnership Agreement for Worldscope/
          Disclosure International Partners; Irish Partnership
          Interest Purchase and Sale Agreement; and Partnership
          Interest Purchase and Sale Agreement; dated as of October
          15, 1996 (Exhibit 2.5 to the Company's 1996 Form 10-K).

 2.6 Stock Purchase Agreement dated as of November 24, 1996, between the Company, Bowne & Co., Inc., and Robert G.
          Patterson (Exhibit 2.6 to the Company's 1996 Form 10-K).

 2.7 Stock Purchase Agreement dated as of January 16, 1997, between the Company, WEFA Holdings, Inc., and the stockholders of WEFA Holdings, Inc., (Exhibit 2.7 to the
          Company's 1996 Form 10-K).

 2.8      Stock Purchase Agreement between Primark Corporation and VNU
          International B.V. dated as of May 26, 1995 (Exhibit 2.1 to the Company's Form 8-K dated June 2, 1995); Amendment to
          Agreement dated as of June 29, 1995 (Exhibit 2.1 to the
          Company's Form 8-K dated July 3, 1995).

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
 2.9      Stock Purchase Agreement by and among Primark Corporation,
          Primark Information Services UK Limited and Litton
          Industries, Inc. and Litton U.K. Limited dated as of
          December 8, 1997 (Exhibit 2.1 to the Company's Form 8-K
          filed December 10, 1997).

 2.10     Information Technology Services Agreement by and among
          Primark Corporation, TASC, Inc. and Litton Industries, Inc.
          (Exhibit 2.2 to the Company's Form 8-K filed December 10,
          1997).
          Articles of Incorporation and By-Laws

 3.1      Articles of Incorporation of the Company (Exhibit 3.1 to the
          Company's Registration Statement No. 2-74688); Amendment to the Articles of Incorporation (Exhibit 3.1 to the Company's
          1985 Form 10-K); Amendment dated June 16, 1988 (Exhibit 3.1 to the Company's 1988 Form 10-K); Amendment dated August 8,
          1991 (Exhibit 3 (a) to the Company's Form 8-K dated August
          9, 1991); Amendment dated May 27, 1992 (Exhibit 3.1 to the
          Company's June 30, 1992 Form 10-Q); Amendment dated May 28,
          1997 (Exhibit 3.1 to the Company's June 30, 1997 Form 10-Q).

 3.2 By-Laws of the Company, as amended (Exhibit 3.1 to the Company's September 30, 1990 Form 10-Q). Instruments defining the rights of security holders, including indentures.
          Instruments Defining the Rights of Security Holders,
          Including Indentures

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

 4.3 Registration Rights Agreement dated January 7, 1997, between the Company and Joseph E. Kasputys (Exhibit 4.1 to the
          Company's 1996 Form 10-K).
          Material Contracts

10.1      Primark Corporation 1992 Stock Option Plan dated March 2,
          1992 (Exhibit 10.26 to the Company's 1991 Form 10-K);
          Amendment dated September 28, 1995 (Exhibit 10.22 to the
          Company's 1995 Form 10-K)

10.2      Primark Corporation Stock Option Plan for Non-Employee
          Directors, as amended, dated January 12, 1988 (Exhibit 10.57 to the Company's 1987 Form 10-K); Amendment dated February
          21, 1992 (Exhibit 10.24 to the Company's 1991 Form 10-K);
          Amendment dated September 28, 1992 (Exhibit 28.3 to the
          Company's September 30, 1992 Form 10-Q); Amendment dated
          September 22, 1995 (Exhibit 10.2 to the Company's 1996 Form
          10-K).

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

10.7 Promissory notes dated September 30, 1988, issued to the Company by executive officers (Exhibit 10.1 to the Company's
          September 30, 1988 Form 10-Q).

10.8      Restricted Stock Award Agreements and Stock Option
          Agreements (Exhibit 4 (b) to the Company's Registration
          Statement No. 2-3876).

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
10.9      Employment and related agreements between the Company and
          Joseph E. Kasputys dated February 21, 1992 (Exhibit 10.32 to the Company's 1991 Form 10-K).

10.10 Employment and Option agreements between the Company and Joseph E. Kasputys dated January 7, 1997 (Exhibit 10.11 to the Company's 1996 Form 10-K).

10.11     Employment and related agreements between The Analytic
          Sciences Corporation, the Company and John C. Holt dated
          February 28, 1994 (Exhibit 10.32 to the Company's 1993 Form
          10-K); Amendment dated February 29, 1996 (Exhibit 10.12 to the Company's 1996 Form 10-K).

10.12 Employment Agreement between the Company and Ira Herenstein dated December 3, 1996 (Exhibit 10.13 to the Company's 1996
          Form 10-K).

10.13     Supplemental Death Benefit and Retirement Income Plan
          Agreement, as amended and restated, dated March 25 1986
          (Exhibit 19.1 to the Company's March 31, 1985 Form 10-Q);
          Certified Copy of Resolution amending the Supplemental Death
          Benefit and Retirement Income Plan Agreement (Exhibit 10.17 to the Company's 1991 Form 10-K; Amendment dated September
          28, 1992 (Exhibit 29.4 to the Company's September 30, 1992
          Form 10-Q.)

10.14     Supplemental Medical Reimbursement Insurance Plan (Exhibit
          10.15 to the Company's 1996 Form 10-K).

10.15 Form of Change of Control Compensation Agreement entered into between the Company and selected executive officers
          (Exhibit 10.60 to the Company's 1996 Form 10-K); Form of
          Amendments dated September 29, 1997 (filed as Exhibit 10.3 to the Company's September 30, 1997 Form 10-Q).

10.16*    Refinancing Agreements (Revolving Credit Agreement, Term
          Loan Agreement, Pledge Agreement, Collateral Agency
          Agreement, and Note Backup Agreement) dated as of February
          7, 1997, by and among Primark Corporation, Lenders Parties,
          Mellon Bank, N.A. and other related documents (Exhibit 10.17 to the Company's 1996 Form 10-K); Amendment dated May 1,
          1997 (Exhibit 10.1 to the Company's June 30, 1997 Form
          10-Q); Amendment dated June 30, 1997 (Exhibit 10.2 to the
          Company's June 30, 1997 Form 10-Q); Amendment dated December
          1, 1997 (filed herein as Exhibit 10.16.1); Amendment dated
          March 6, 1998 (filed herein as Exhibit 10.16.2).

10.17 Form of variable rate unsecured loan notes dated October 24, 1996 between the Company and the former shareholders of ICV, Ltd. (Exhibit 10.18 to the Company's 1996 Form 10-K).

10.18     Credit Agreement dated October 23, 1996, by and among the
          Company, Lenders Parties and Mellon Bank, N.A.; (Exhibit
          10.1 to the Company's Form 8-K dated November 13, 1996);
          Amendment dated October 23, 1996 (Exhibit 10.20 to the
          Company's 1996 Form 10-K); Amendment dated December 18, 1996
          (Exhibit 10.21 to the Company's 1996 Form 10-K); Amendment dated January 9, 1997 (Exhibit 10.19 to the Company's 1996
          Form 10-K); as amended by the Note Backup Agreement dated
          February 7, 1997 (Exhibit 10.17 to the Company's 1996 Form
          10-K).

10.19 Revolving Credit Agreement dated as of June 29, 1995, between Primark Corporation, Lenders Parties, Mellon Bank,
          N.A. and The First National Bank of Boston and other related documents (Exhibit 10.1 to the Company's Form 8-K dated July
          3, 1995); Amendment dated October 23, 1996 (Exhibit 10.20 to the Company's 1996 Form 10-K); Amendment dated December 18,
          1996 (Exhibit 10.21 to the Company's 1996 Form 10-K);
          Amendment dated January 9, 1997 (Exhibit 10.19 to the
          Company's 1996 Form 10-K).

10.20     Term Loan Agreement dated as of June 29, 1995, between
          Primark Corporation, Lenders Parties, Mellon Bank, N.A. and
          The First National Bank of Boston and other related documents (Exhibit 10.2 to the Company's Form 8-K dated July
          3, 1995); Amendment dated October 23, 1996 (Exhibit 10.20 to the Company's 1996 Form 10-K); Amendment dated December 18,
          1996 (Exhibit 10.21 to the Company's 1996 Form 10-K);
          Amendment dated January 9, 1997 (Exhibit 10.19 to the
          Company's 1996 Form 10-K).

10.21     Loan Agreement dated as of June 29, 1995, between TASC, Inc.
          and Mellon Bank, N.A. (Exhibit 10.1 to the Company's Form
          8-K dated July 3, 1995).

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
10.22     Guaranty Agreement dated November 1, 1989, between Triad
          International Maintenance Corporation and Piedmont Triad
          Airport Authority (Exhibit 10.30 to the Company's 1989 Form
          10-K).

10.23     Reimbursement Agreement dated October 1, 1989, between Triad
          International Maintenance Corporation and Mellon Bank, N.A.
          (Exhibit 10.31 to the Company's 1989 Form 10-K); Amendment dated September 25, 1992 and other related documents
          (Exhibit 28-4 to the Company's Form 8-K dated October 7,
          1992); Amendments to Agreement and other related documents dated February 1, 1993 (Exhibit 10.43 to the Company's 1993
          From 10-K).

10.24     Underwriting Agreement dated March 4, 1998, by and among
          Primark Corporation and BT Alex. Brown Incorporated (Exhibit
          1.1 to the Company's Form 8-K dated March 6, 1998).

10.25     Underwriting Agreement dated November 29, 1995, by and among
          Primark Corporation and Paine Webber Incorporated (Exhibit
          1.1 to the Company's November 7, 1995 Form S-3 Amendment
          No.1).

10.26 International Underwriting Agreement dated December 5, 1995, by and among Primark Corporation and Paine Webber
          Incorporated (Exhibit 1.2 to the Company's November 7, 1995
          Form S-3 Amendment No. 1).
          Annual Report to Security Holders

13.1* Primark Corporation 1997 Annual Report (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K).
          Subsidiaries of Registrant

21.1*     Subsidiaries of Primark Corporation.
          Consents of Experts and Counsel

23.1*     Consent of Independent Certified Public Accountants.

24.1*     Powers of Attorney (Included herein from Signature Page).

27.1*     Financial Data Schedule for the year ended December 31,
          1997.

27.2*     Financial Data Schedule for the quarters ended March 31,
          1997, June 30, 1997 and September 30, 1997.

27.3*     Financial Data Schedule for the years ended December 31,
          1996 and December 31, 1995.

27.4*     Financial Data Schedule for the quarters ended March 31,
          1996, June 30, 1996 and September 30, 1996.

---------------

* Indicates document filed herewith.

For the Company's documents incorporated by reference, references are to File No. 1-8260.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 1998.

                                                   PRIMARK CORPORATION

                                          --------------------------------------
                                                       (Registrant)

                                          By: /s/ STEPHEN H. CURRAN
                                            ------------------------------------
                                                STEPHEN H. CURRAN
                                               EXECUTIVE VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER

     The undersigned directors and officers of Primark Corporation, a Michigan corporation, hereby severally constitute and appoint Joseph E. Kasputys, Stephen
H. Curran and Michael R. Kargula, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power and authority (acting alone and without the others) to execute in the name of and on behalf of the undersigned as such Director or Officer, an Annual Report on Form 10-K, for the year ended December 31, 1997, under the Securities and Exchange act of 1934, of said Corporation, and all amendments to such Annual Report on Form 10-K; hereby granting to such attorney and agents, and each of them full power of substitution and revocation in the premises; and hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                  TITLE                         DATE
                   ---------                                  -----                         ----

             /s/ JOSEPH E. KASPUTYS               Chairman, President and Chief       January 5, 1998
------------------------------------------------  Executive Officer (Principal
               Joseph E. Kasputys                 Executive Officer)

             /s/ STEPHEN H. CURRAN                Executive Vice President and        January 7, 1998
------------------------------------------------  Chief Financial Officer
               Stephen H. Curran                  (Principal Financial and
                                                  Accounting Officer)

                /s/ JOHN C. HOLT                  Director and Executive Vice         January 7, 1998
------------------------------------------------  President
                  John C. Holt

              /s/ KEVIN J. BRADLEY                Director                            January 4, 1998
------------------------------------------------
                Kevin J. Bradley

               /s/ STEVEN LAZARUS                 Director                            January 7, 1998
------------------------------------------------
                 Steven Lazarus

             /s/ PATRICIA MCGINNIS                Director                            January 4, 1998
------------------------------------------------
               Patricia McGinnis

                   SIGNATURE                                  TITLE                         DATE
                   ---------                                  -----                         ----
              /s/ JONATHAN NEWCOMB                Director                            January 7, 1998
------------------------------------------------
                Jonathan Newcomb

            /s/ CONSTANCE K. WEAVER               Director                            January 7, 1998
------------------------------------------------
              Constance K. Weaver

               /s/ IRA HERENSTEIN                 Senior Vice President of            January 5, 1998
------------------------------------------------  Marketing
                 Ira Herenstein

             /s/ MICHAEL R. KARGULA               Executive Vice President,           January 7, 1998
------------------------------------------------  General Counsel and Secretary
               Michael R. Kargula

            /s/ PATRICK G. RICHMOND               Executive Vice President of         January 15, 1998
------------------------------------------------  Corporate Development
              Patrick G. Richmond

            /s/ WILLIAM J. SWIFT III              Senior Vice President and Tax       January 2, 1998
------------------------------------------------  Counsel
              William J. Swift III

By: /s/ STEPHEN H. CURRAN
-----------------------------------------------
               Stephen H. Curran
                Attorney-in-fact

                                  SCHEDULE II

                      PRIMARK CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                            OF CONTINUING OPERATIONS

                                                                   ADDITIONS
                                              BALANCE AT    -----------------------   DEDUCTIONS    BALANCE AT
                                             BEGINNING OF   CHARGED TO   CHARGED TO      FROM         END OF
                                                PERIOD        INCOME      OTHER(1)    RESERVES(2)     PERIOD
                                             ------------   ----------   ----------   -----------   ----------
                                                                      (IN THOUSANDS)
Reserves deducted from assets to which they
  apply:
  Allowance for doubtful accounts:
     Year ended December 31, 1995..........       180          232         1,993         (675)        1,730
     Year ended December 31, 1996..........     1,730          650           293         (439)        2,234
     Year ended December 31, 1997..........     2,234          836             7         (321)        2,756
  Inventory:
     Year ended December 31, 1995..........        --          200                        (16)          184
     Year ended December 31, 1996..........       184           31            --           --           215
     Year ended December 31, 1997..........       215           --          (215)          --            --

---------------
(1) Recovery of accounts previously written off.

(2) Accounts written off.