Form 10-K/A
period 1997-12-31
PRIMARK CORP
filed 1998-04-08
CIK 356064

===============================================================================

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



                                     1-8260
                            (Commission File Number)

                                AMENDMENT NO. 1


The undersigned registrant hereby amends its 1997 Annual Report on Form 10-K dated March 30, 1998, by adding the page attached hereto as an additional exhibit.


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.


-------------------------------------------------------------------------------
  Exhibit Number       Description
-------------------------------------------------------------------------------
  23.2                 Independent Auditors' Consent and Report on Schedules
-------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  PRIMARK CORPORATION
                                                     (Registrant)


Date: April 8, 1998                            By: /s/ STEPHEN H. CURRAN
                                               -------------------------
                                                   Stephen H. Curran
                                               Executive Vice President
                                                Chief Financial Officer
                                             (Principal Financial Officer)