Form 10-Q
period 1998-03-31
PRIMARK CORP
filed 1998-05-12
CIK 356064

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

                      For the Quarter Ended March 31, 1998

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

                                  781-466-6611
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                          Yes  [X]            No ____

   Number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1998:
                  Common Stock, without par value: 27,103,966

================================================================================

                              PRIMARK CORPORATION

                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998

                                                               PAGE
                                                              NUMBER
                                                              ------
COVER.......................................................     i
INDEX.......................................................    ii
PART I -- FINANCIAL INFORMATION
  Item 1. Financial Statements..............................     1
  Item 2. Management's Discussion and Analysis of Results of
          Operations and Financial Condition................     8
PART II -- OTHER INFORMATION
  Item 4. Results of Votes of Security Holders..............    11
  Item 6. Exhibits and Reports on Form 8-K..................    11
SIGNATURE...................................................    11

                      PRIMARK CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                              MARCH 31,     DECEMBER 31,
                                                                 1998           1997
                                                              ----------    ------------
                                                              (IN THOUSANDS OF DOLLARS)
                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost (which approximates
    market value)...........................................  $   22,185     $   12,780
  Billed receivables less allowance for doubtful accounts of
    $2,319,000 and $2,756,000, respectively.................      84,628         70,084
  Unbilled and other receivables............................      27,720          9,546
  Federal and state income tax benefit......................      13,472         21,304
  Other current assets......................................      31,783         24,036
  Net assets of discontinued operations.....................     205,611        197,330
                                                              ----------     ----------
                                                                 385,399        335,080
                                                              ----------     ----------
DEFERRED CHARGES AND OTHER ASSETS

  Goodwill, less accumulated amortization of $45,751,000 and
    $41,834,000, respectively...............................     552,811        556,737

  Capitalized data and other intangible assets, less
    accumulated amortization of $22,742,000 and $20,710,000,
    respectively............................................      46,015         47,512
  Capitalized software, less accumulated amortization of
    $23,112,000 and $20,162,000, respectively...............      49,591         48,645
  Other.....................................................       9,225          8,980
                                                              ----------     ----------
                                                                 657,642        661,874
                                                              ----------     ----------
PROPERTY, PLANT AND EQUIPMENT, AT COST

  Computer equipment........................................      62,218         63,169
  Leasehold improvements....................................       6,070         17,631
  Other.....................................................      26,487          9,806
                                                              ----------     ----------
                                                                  94,775         90,606
                                                              ----------     ----------
  Less-accumulated depreciation.............................     (47,644)       (43,751)
                                                              ----------     ----------
                                                                  47,131         46,855
                                                              ----------     ----------
                                                              $1,090,172     $1,043,809
                                                              ==========     ==========
        LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes Payable.............................................  $   30,000     $   27,602
  Accounts Payable..........................................      13,902         14,125
  Accrued employee payroll and benefits.....................      17,865         24,585
  Foreign and other taxes payable...........................      12,300         10,717
  Deferred income...........................................     101,854         69,931
  Current portion of long-term debt, including capital lease
    obligations.............................................      16,008         11,301
  Other.....................................................      48,246         43,814
                                                              ----------     ----------
                                                                 240,175        202,075
                                                              ----------     ----------

LONG-TERM DEBT AND OTHER CURRENT LIABILITIES

  Long-term debt, including capital lease obligations.......     326,220        331,260
  Deferred income taxes.....................................      22,573         21,133
  Other.....................................................      16,412         18,370
                                                              ----------     ----------
                                                                 365,205        370,763
                                                              ----------     ----------
         Total liabilities..................................     605,380        572,838
COMMITMENTS AND CONTINGENCIES (NOTE 13)
COMMON SHAREHOLDERS' EQUITY
  Common stock and additional paid-in-capital...............     280,479        275,370
    Retained earnings.......................................     207,178        198,658
    Less cummulative foreign currency translation
     adjustment.............................................      (2,865)        (3,057)
                                                              ----------     ----------
         Total common shareholders' equity..................     484,792        470,971
                                                              ----------     ----------
    Total liabilities and shareholders' equity..............  $1,090,172     $1,043,809
                                                              ==========     ==========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  THREE MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
                                                                1998        1997
                                                                ----        ----
                                                              (IN THOUSANDS EXCEPT
                                                               PER SHARE AMOUNTS)
OPERATING REVENUES..........................................  $104,411    $ 94,681
OPERATING EXPENSES
  Cost of services..........................................    40,949      39,303
  Selling, general and administrative.......................    39,094      37,732
  Depreciation..............................................     4,106       4,483
  Amortization of goodwill..................................     4,122       3,862
  Amortization of other intangible assets...................     4,823       3,704
  Restructuring charge......................................        --       1,800
                                                              --------    --------
          Total operating expenses..........................    93,094      90,884
                                                              --------    --------
          Operating income..................................    11,317       3,797
                                                              --------    --------
OTHER INCOME AND (DEDUCTIONS)
  Investment income.........................................       192         355
  Interest expense..........................................    (4,149)     (3,640)
  Foreign currency gain (loss)..............................      (119)        973
  Other.....................................................      (184)       (829)
                                                              --------    --------
          Total other income and (deductions)...............    (4,260)     (3,141)
                                                              --------    --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.......     7,057         656
INCOME TAX EXPENSE..........................................     3,435       2,479
                                                              --------    --------
INCOME FROM CONTINUING OPERATIONS...........................     3,622      (1,823)
                                                              --------    --------
DISCONTINUED OPERATIONS
  Discontinued operations, net of income tax expense of
     $3,724,000 and $3,572,000, respectively................     4,898       5,938
INCOME BEFORE EXTRAORDINARY LOSS............................     8,520       4,115
                                                              --------    --------
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT
  net of income tax benefit of $1,379,000...................        --      (1,955)
                                                              --------    --------
NET INCOME..................................................     8,520       2,160
                                                              --------    --------
NET INCOME APPLICABLE TO COMMON STOCK.......................  $  8,520       2,160
                                                              ========    ========
EARNINGS PER COMMON SHARE -- BASIC
  Income from continuing operations.........................  $   0.13    $  (0.07)
  Discontinued operations...................................      0.18        0.22
  Extraordinary loss........................................        --       (0.07)
                                                              --------    --------
  Net Income................................................  $   0.32    $   0.08
                                                              ========    ========
EARNINGS PER COMMON SHARE -- ASSUMING DILUTION
  Income from continuing operations.........................  $   0.13    $  (0.06)
  Discontinued operations...................................      0.17        0.21
  Extraordinary loss........................................        --       (0.07)
                                                              --------    --------
  Net Income................................................  $   0.30    $   0.08
                                                              ========    ========
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
  OUTSTANDING
  Basic.....................................................    26,942      27,089
  Effect of Dilutive Securities.............................     1,299       1,556
                                                              --------    --------
  Diluted...................................................    28,241      28,645
                                                              --------    --------

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                                  THREE MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
                                                                1998        1997
                                                                ----        ----
                                                                 (IN THOUSANDS)
Balance -- Beginning of period..............................  $198,658    $178,943
Add -- Net Income...........................................     8,520       2,160
                                                              --------    --------
Balance -- End of period....................................  $207,178    $181,103
                                                              ========    ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     THREE MONTHS
                                                                   ENDED MARCH 31,
                                                              --------------------------
                                                                 1998           1997
                                                                 ----           ----
                                                              (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................   $  8,520       $  2,160
  Adjustments to reconcile net income to net cash flows from operating activities:
  Discontinued operations...................................     (4,898)        (5,938)
  Extraordinary loss on early extinguishment of debt........         --          1,955
  Cash provided by (contributed to) discontinued
     operations.............................................     (2,373)         2,148
  Depreciation and amortization.............................     13,051         12,049
  Other charges and credits -- net..........................     (3,691)        (3,862)
  Changes in operating working capital, excluding the effect of acquisitions:
     Increase decrease in billed, unbilled and other
      receivables -- net....................................    (32,695)       (19,264)
     Increase in other current assets.......................     (6,120)        (1,401)
     Decrease (increase) in accounts payable................        333           (741)
     Increase in accrued employee payroll and benefits......     (6,381)        (6,405)
     (Decrease) increase in income and other taxes
      payable -- net........................................      9,415         (4,100)
     Increase in deferred income............................     32,158         19,720
     Increase in other current liabilities..................      4,644          5,738
                                                               --------       --------
          Net cash provided from operating activities.......     11,963          2,059
                                                               --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of short-term notes payable......................    100,045         58,596
  Repayment of short-term notes payable.....................    (97,647)       (58,596)
  Issuance of long-term debt................................         --        100,000
  Common stock issuance.....................................      5,109          1,493
  Debt issue costs and other................................       (335)        (2,831)
                                                               --------       --------
          Net cash provided from financing activities.......      7,172         98,662
                                                               --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures......................................     (4,804)        (6,124)
  Capitalized software......................................     (3,880)        (4,226)
  Purchase of subsidiaries -- net of acquired cash..........         --        (86,022)
  Other -- net..............................................         --             55
  Cash provided by (contributed to) discontinued
     operations.............................................     (1,008)           927
                                                               --------       --------
          Net cash used for investing activities............     (9,692)       (95,390)
                                                               --------       --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................        (38)          (427)
NET INCREASE IN CASH AND CASH EQUIVALENTS...................      9,405          4,904
CASH AND CASH EQUIVALENTS, JANUARY 1........................     12,780         25,276
                                                               --------       --------
CASH AND CASH EQUIVALENTS, MARCH 31.........................   $ 22,185       $ 30,180
                                                               ========       ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  DISCONTINUED OPERATIONS

     As of December 8, 1997, the Company entered into an agreement to sell its subsidiary, TASC, Inc. and its weather information affiliates subject to shareholder approval, for $432 million in cash plus an adjustment for changes in TASC's consolidated equity account from September 30, 1997 through the date of the closing. On March 30, 1998, the shareholders of Primark approved the terms of the related stock purchase agreement and the sale of TASC and its weather information companies to Litton Industries, Inc. and its affiliates was closed on April 1, 1998. (Note 7)

     In June 1997, the Company adopted a formal plan to sell its non-core transportation services segment consisting of the Triad International Maintenance Corporation ("TIMCO"). The Company anticipates that the sale of TIMCO will be completed by the middle of 1998.

     The accompanying consolidated financial statements reflect the operating results of TASC and TIMCO separately from the Company's continuing operations for all periods presented. Consolidated interest expense has been allocated to discontinued operations based upon the ratio of net assets of discontinued operations to total consolidated net assets. The net assets of discontinued operations represent the net book value of the Company's investment in TASC and TIMCO and consist principally of working capital, fixed assets, goodwill, and other non-current assets and liabilities.

                                                    MARCH 31,     MARCH 31,
DISCONTINUED OPERATIONS (000s)                        1998          1997
------------------------------                      ---------     ---------
INCOME/(LOSS)
TASC..............................................  $  3,756      $  6,104
TIMCO.............................................     1,142          (166)
                                                    --------      --------
     Total........................................  $  4,898      $  5,938
                                                    ========      ========

                                                    MARCH 31,    DECEMBER 31,
                                                      1998           1997
                                                    ---------    ------------
NET ASSETS
TASC..............................................  $162,685       $155,376
TIMCO.............................................    42,926         41,954
                                                    --------       --------
     Total........................................  $205,611       $197,330
                                                    ========       ========

2.  RESTRUCTURING

     At the time of the acquisition of DAFSA in June of 1996, approximately $1.5 million of integration costs were recorded as part of the purchase accounting. During the second quarter of 1997, the Company recorded a restructuring charge of $5.0 million related to the integration and downsizing of operations at DAFSA. The subsequent restructuring charge was the result of a plan to further integrate DAFSA's personnel, workspace, and products with those of the Company's other subsidiaries. The restructuring at DAFSA is complete. The $6.5 million total restructuring provision included costs for exiting a line of business of $1.7 million, the future rent cost of abandoned space under lease of $1 million, employee severance and other benefits of $1.4 million, asset write-downs of $1.2 million and legal, professional and other related costs of $1.2 million. Cash flow expenditures were funded from the Company's operating activities. Substantially all expenditures related to the restructuring have been incurred.

3.  REORGANIZATION

     With the sale of TASC and in connection with the Company's strategy of focusing its operations solely on its information services businesses, management is reviewing the benefits and costs of further integration of

                      PRIMARK CORPORATION AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the various operational units within Primark. Such integration being considered involves, among other things, sales forces, administrative functions, software development, production platforms, and delivery systems.

4.  CONTINGENCIES

     There have been no significant developments with respect to the Company's contingent liabilities which were disclosed in the Company's 1997 Annual Report. Management cannot predict the final disposition of such issues, but believes that adequate provision has been made in the financial statements and that the ultimate resolution of any outstanding issues will not have a material adverse effect on the Company's financial condition.

5.  GENERAL

     There have been no significant changes in the Company's principal accounting policies that were set forth in the Company's 1997 Annual Report and Form 10-K. Certain reclassifications have been made to the prior year's statements to conform with the 1998 presentation.

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

6.  NEWLY ISSUED ACCOUNTING STANDARDS

     The Company adopted SFAS No. 130 "Reporting Comprehensive Income" which was issued by the FASB in June of 1997. This standard requires companies to report and display comprehensive income and its components in a full set of general-purpose financial statements. The following table provides a reconciliation of net income to comprehensive income.

                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                              ----------------------
                                                                1998         1997
                                                                ----         ----
Net Income..................................................    8,520        2,160
Cumulative Translation Adjustment...........................      192       (2,575)
Tax benefit of Option exercise..............................    1,390          229
                                                               ------       ------
Comprehensive Income........................................   10,102         (186)
                                                               ======       ======

     In June of 1997 the FASB issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" which will be applicable for the Company in fiscal 1998. Management has not yet concluded its assessment of the impact of implementation of this standard.

7.  SUBSEQUENT EVENTS

  A.  SALE OF TASC

     On April 1, 1998 the Company completed the sale of TASC and its affiliated weather information companies for $432 million in cash plus an equity adjustment. The equity adjustment, which must be reviewed by Litton Industries, Inc. and its independent auditors, is anticipated to provide approximately $11.5 million to the Company. The adjustment is based upon changes in TASC's consolidated equity account, less certain intercompany transactions, from September 30, 1997 through March 31, 1998. The Company expects to record a gain on the sale in excess of $175 million after deducting transaction costs, taxes and the net book value of TASC's assets.

                      PRIMARK CORPORATION AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The cash, net of all transaction costs and taxes, to be received by the Company from the foregoing sale is estimated to be in excess of $340 million.

  b.  REFINANCING

     In March 1998, the Company amended the terms of its revolving credit facility and term loan agreements. Under the terms of the revised agreement, which became effective April 1, 1998, the Company used the proceeds from the sale of TASC to prepay its $220 million outstanding term loan in full, and its outstanding $112 million Senior Notes. In conjunction with the above, the Company has replaced its outstanding $75 million credit facility with a $225 million revolving credit facility which expires in 2002. Interest on the borrowings under the new revolving credit facility is payable at rates ranging from 0.375% to 1.00% above the current prevailing LIBOR rate of interest. The Company is not subject to any new debt covenants as a result of the new financing. The Company incurred costs of $125 thousand in connection with the foregoing arrangement, which will be amortized over the term of the debt. The write-off of the unamortized debt issuance costs related to the original financing will generate an extraordinary after-tax loss of $2.0 million in the quarter ending June 30, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS

RESULTS OF OPERATIONS

     Primark Corporation reported net income of $8.5 million for the three months ended March 31, 1998, compared to $2.2 million reported for the first quarter of 1997. When calculating earnings per share on a dilutive basis, the first quarter results were reported at $0.30 per share compared to $0.08 per share last year. This nearly 300% increase of net income is a result of significant improvements in Primark's core information product lines. TASC, Inc. and its weather information companies, the Company's principal applied technology businesses, has been reclassified as a discontinued operation as a result of shareholder approval on March 30, 1998 of the sale of TASC to Litton Industries, Inc. The sale of TASC was executed on April 1, 1998. Additionally, discontinued operations contain the operating results of TIMCO, Primark's aircraft maintenance subsidiary.

     Income from continuing operations for the first quarter 1998 was reported at $3.6 million ($0.13 per share) compared to a loss of $1.8 million ($0.06 per share loss) in the first quarter of 1997. A portion of consolidated interest expense has been allocated to discontinued operations based on the ratio of the net assets of discontinued operations to total consolidated net assets. However, the first quarter 1998 financial results include interest cost of $4.1 million associated with outstanding debt issues which management intends to pay off from the proceeds from the sale of TASC by the end of the second quarter. Excluding interest expense, income from continuing operations for the first quarter 1998 would have been $0.22 per share.

REVIEW OF STRATEGIC ALTERNATIVES

     The Company has now completed its review of strategic alternatives, which was announced on December 8, 1997 at the time the company executed the contract to sell its major applied information technology subsidiary TASC, Inc. After a thorough review of options available to the Company, the Board of Directors has concluded that, at this time, Primark will continue to operate as an independent entity and repurchase 4 million shares of its common stock.

CONTINUING OPERATIONS:

     Revenues from continuing operations during the first quarter were reported at $104.4 million compared to $94.7 million in 1997, a 10.3% increase. Currency movements continued to adversely affect reported results, as the dollar strengthened against most other currencies worldwide. Excluding the impact of currency on Primark's continuing operations, the Company would have grown revenues 11.8% in the first quarter. Operating Income for the first quarter was reported at $11.3 million compared to $3.8 million in 1997. The first quarter 1997 includes a $1.8 million restructuring charge. However, even excluding this restructuring charge, the Company increased operating income 102%. This increased profitability results from higher volume and margin improvement at both Datastream/ICV and the Financial Analytic operations. Datastream/ICV increased its operating margin from 10.7% to 15.9% while the Financial Analytic operations increased from nearly flat to 14.1% when the first quarter 1998 is compared to 1997. Operating income was also adversely affected by currency. Excluding currency, operating income would have increased 116% for the first quarter 1998. Because of the timing of currency hedges put in place over the last twelve months, the Company experienced small losses in its hedging program and was not able to offset the negative impact on operating income. However, based upon the hedging instruments currently in place, management believes it has adequately addressed the Company's foreign currency risk for the remainder of 1998.

     The revenues at Datastream/ICV improved only 8% because these operations were adversely affected by the negative impacts of currency and due to declining revenues associated with fees charged for stock exchange data. Exchange fees generate very small margins and do not affect operating income in a material way but do affect overall revenue growth rates. Without the effects of currency and exchange fees, Datastream/ICV grew 15% during the first quarter. Excluding currency, the Datastream research product line grew 10%, the PIMS business grew 22% and real-time products grew 31%. Datastream/ICV exhibited strong regional growth with continental Europe up 13% and the United Kingdom up 14%. Disclosure/Worldscope experienced a 4% drop in revenues when comparing the first quarter 1998 to 1997. The Worldscope product grew 14% which contributed to the electronic products growing 30% overall. The traditional paper-based business reported 18% lower revenues in the first quarter of 1998 compared to 1997. Over the last twelve months a significant transition in product sales at Disclosure has taken place, as evidenced by the percentage of total revenue represented by the electronic business year over year. As of the first quarter 1997, the electronic products represented 29% of revenue. As of the first quarter 1998, the electronic products generated approximately 40% of Disclosure's consolidated revenues, demonstrating a significant transition to the next generation of platforms. The Financial Analytics operations grew revenues 25% during the first quarter of 1998 when compared to last year. IBES led the way with a 34% growth rate in revenues, followed by Baseline at 32%. The buildup for the introduction and implementation of the Euro has been particularly beneficial to Primark. Many of the Primark product lines provide information of critical importance to financial professionals operating within the planned European economic union or impacted by its formation.

     The Yankee Group was originally acquired, in part, to be the market research arm of the Company's applied technology segment, focusing on identifying current trends and future directions in the communications and computer industries. With the sale of TASC, management is still assessing the most optimal means to integrate Yankee's market research and technology insights into Primark's products and operations. Yankee experienced revenue and operating income growth in the first quarter of 28% and over 150%, respectively, when compared to the same period in 1997.

     The dramatic improvement in operating income at Primark is due to three factors; 1) implementing the DAFSA and Disclosure restructuring successfully, 2) integrating operations at Datastream/ICV and 3) volume increases and resulting operating leverage within Primark's fast growing product lines. DAFSA has been resized for its market potential and its operations have been divided between Disclosure and WEFA. Disclosure has likewise resized its U.S. paper-based operations. The Datastream and ICV operations have been combined for efficiency in areas such as product development, communications, sales, marketing and administration. The IBES, Baseline and Worldscope businesses have improved margins due to largely fixed costs supporting more revenues.

     With the sale of TASC the Company is reviewing further integration and restructuring plans. Management believes there are significant opportunities to reduce product development and delivery costs together with reductions in sales, marketing and administration expenses by integrating these functions. Currently, to a large extent, twelve operating companies perform these functions independently and there are significant economies possible as Primark moves from its original "holding company" structure to that of an integrated operating company serving more defined markets. Management also believes the integration will provide more robust product offerings to its customers and the ability to react to market needs quickly with new products and improved service. Additionally, on March 17, 1998, Dow Jones & Company Inc. reported that it has agreed to sell its wholly owned subsidiary, Dow Jones Markets to Bridge Information Systems, Inc. While Dow Jones & Company and Dow Jones Markets are both contractually obligated to provide news and financial information for the Primark/Dow Jones product, management is reviewing the value of its investment in ICV based upon the potential impact of this sale. The formal review is anticipated to be completed during the second quarter of 1998 and includes a review of intangible assets and accounting policies supporting current operations. The Company anticipates some level of asset write-offs in the second quarter of 1998. While the level of write-offs cannot be specified at this time, the Company believes that it would be no more than $100 million, and may be less depending on the extent and nature of the restructuring of the operations within Primark. The $100 million largely represents non-cash items.

DISCONTINUED OPERATIONS:

     On March 30, 1998 Primark's shareholders approved of the sale of TASC, Inc and its weather information companies to Litton Industries and its affiliates for $432 million in cash plus a purchase price adjustment for changes in TASC's net worth. The sale was then accomplished on April 1, 1998. The net worth adjustment will be finalized during the second quarter; however, the Company currently estimates its value to be approximately $11.5 million. Upon the closing of the transaction on April 1, the Company repaid its outstanding bank debt and notified the public senior note holders that the Company would call all outstanding notes as required by their terms. There are $112 million of outstanding notes, with an additional 4.375% call premium required. The total cost of the senior note repurchase is $116.9 million, which closed on May 8, 1998.

Upon receipt of shareholder approval, TASC was placed in discontinued operations at the end of March. The gain on the sale of TASC, currently estimated to be in excess of $175 million, will be recorded in the second quarter of 1998. Discontinued operations also contain the operating results of TIMCO, the Company's aircraft maintenance operation, which is currently being marketed for sale with the goal of executing a contract by the end of the second quarter.

CAPITAL RESOURCES & LIQUIDITY

     Primark's cash and cash equivalent balances increased $9.4 million during the three months ended March 31, 1998 as a result of operating activities contributing $11.9 million, financing operations generating $7.2 million and investing activities absorbing $9.7 million.

     Most of the $12.0 million increase in cash flows from operating activities is a result of improved earnings at the operating level. Income from continuing operations plus depreciation and amortization charges totaled $16.7 million for the three-month period ending March 31, 1998 compared to $8.3 million in 1997. Working capital provided only $1.4 million during the first quarter due to a significant increase in billed accounts receivable being offset by a deferred liability to provide related service in future periods. Because a majority of Primark's products are billed quarterly in advance, the Company typically experiences small working capital requirements.

     Financing activities, for the most part, reflect $5.1 million received on the exercise of stock options for the three months ended March 31, 1998. An additional $2.4 million was drawn on Primark's revolving credit facility, resulting in $372.2 million of funded debt outstanding as of March 31, 1998. On April 1, 1998 Primark received $432 million for the sale of TASC and immediately repaid $250 million of bank debt. The senior notes were retired at a cost of $116.9 million, including a call premium of $4.9 million, on May 8, 1998. Tax payments related to the TASC sale are estimated to be $94 million for state and Federal taxes. The tax payments from the TASC gain are due on June 15, 1998 and are offset by $13 million of tax benefits related to stock options exercised in December of 1997. As noted previously, the Company estimates it is due an additional $11.5 million as a purchase price adjustment from the sale of TASC. The payment of the purchase price adjustment is anticipated to be received in the third quarter of 1998.

     Simultaneous with the repayment of the bank debt Primark increased its current revolving credit facility to $225 million maturing on December 31, 2002. The new revolving credit facility amortizes the credit availability such that it has an average life of 3.75 years. The interest rate on this facility ranges from 3/8% to 1% over LIBOR depending on several predetermined factors. After the sale of TASC on April 1, there were no borrowings outstanding under this facility. The Company intends to repurchase 4 million shares of common stock at prices ranging from $34 per share to $41.50 per share in a Dutch Auction self-tender offer. The credit facility allowed for the repurchase of common stock up to $100 million, and has been subsequently revised to allow for a $150 million stock repurchase.

     Investing activities included $4.8 million of capital expenditures and $3.9 million of capitalized software. The capital expenditures consisted primarily of computer equipment purchases, which totaled $3.1 million in the first quarter. Datastream/ICV incurred $1.9 million of the computer purchases primarily to meet rising customer requirements. Capitalized software represents expenditures on new product offerings at Datastream/ICV and Disclosure of $1.7 million and $2.1 million, respectively.

                          PART II -- OTHER INFORMATION

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

     The Company held a special meeting of shareholders on March 30, 1998 for the purpose of approving the sale of TASC, Inc. and its weather information affiliates to Litton Industries, Inc. and its affiliates. Proxies for the meeting were solicited pursuant to section 14(a) of the Securities Exchange Act of 1934. There was no solicitation in opposition to management's solicitations.

     The solicitation to sell TASC, the Company's principal applied technology business, to Litton Industries, Inc. was approved by the following vote:

                DESCRIPTION                   NUMBER OF SHARES    PERCENTAGE OF SHARES
                -----------                   ----------------    --------------------
Shares voted for............................     19,648,920              72.87%
Shares voted against........................         75,642                .28%
Shares abstaining...........................         53,916                .20%
Shares not voted............................      7,185,102              26.65%

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     27*  Financial Data Schedule
---------------

* Indicates document filed herewith.

(b) The Company filed one report on Form 8-K on April 8, 1998 regarding the disposition of TASC.

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

Date:  May 12, 1998