Form 10-Q
period 1998-06-30
PRIMARK CORP
filed 1998-08-13
CIK 356064

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 1998    COMMISSION FILE NUMBER 1-8260

                              PRIMARK CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 MICHIGAN                                  38-2383282
     (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)

     1000 WINTER STREET, SUITE 4300N,                        02451
               WALTHAM, MA                                 (ZIP CODE)
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

                           Yes X                  No

     Number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 1998:
                  Common Stock, without par value: 22,610,449

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              PRIMARK CORPORATION
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1998

COVER.......................................................    1

INDEX.......................................................    2

PART I -- FINANCIAL INFORMATION
          Item 1.  Financial Statements.....................    3
          Item 2.  Management's Discussion and Analysis
                   Results of Operations and Financial
                   Condition................................   10

PART II -- OTHER INFORMATION
          Item 4.  Results of Votes of Security Holders.....   15
          Item 6.  Exhibits and Reports on Form 8-K.........   15

SIGNATURE...................................................   16

                        PART I -- FINANCIAL INFORMATION

                      PRIMARK CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                              JUNE 30,   DECEMBER 31,
                                                                1998         1997
                                                              --------   ------------
                                                                  (IN THOUSANDS)
                                       ASSETS
Current Assets
  Cash and cash equivalents, at cost (which approximates
    market value)...........................................  $ 22,272    $   12,780
  Billed receivables less allowance for doubtful accounts of
    $2,310 and $2,756, respectively.........................    97,400        70,084
  Unbilled and other receivables............................    23,452         9,546
  Federal and state income tax benefit......................        --        21,304
  Other current assets......................................    39,524        24,036
  Net assets of discontinued operations (Note 1)............    43,915       197,330
                                                              --------    ----------
                                                               226,563       335,080
Deferred Charges and Other Assets
  Goodwill, less accumulated amortization of $77,112 and
    $41,834, respectively...................................   519,889       556,737
  Capitalized data and other intangible assets, less
    accumulated amortization of $25,297 and $20,710,
    respectively............................................    40,137        47,512
  Capitalized software, less accumulated amortization of
    $14,752 and $20,162, respectively.......................    27,238        48,645
  Other.....................................................     4,816         8,980
                                                              --------    ----------
                                                               592,080       661,874
Property, Plant and Equipment, at cost
  Computer equipment........................................    55,341        63,169
  Leasehold improvements....................................    16,256        17,631
  Other.....................................................    25,266         9,806
                                                              --------    ----------
                                                                96,863        90,606
  Less-accumulated depreciation.............................   (50,116)      (43,751)
                                                              --------    ----------
                                                                46,747        46,855
                                                              --------    ----------
                                                              $865,390    $1,043,809
                                                              ========    ==========
                     LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
Current Liabilities
  Notes payable.............................................  $114,695    $   27,602
  Accounts payable..........................................    13,252        14,125
  Accrued employee payroll and benefits.....................    24,886        24,585
  Federal income taxes payable..............................    20,841            --
  Foreign and other taxes payable...........................    42,184        10,717
  Deferred income...........................................    94,872        69,931
  Current portion of long-term debt, including capital lease
    obligations.............................................       994        11,301
  Other.....................................................    53,585        43,814
                                                              --------    ----------
                                                               365,309       202,075
Long-Term Debt and Other Current Liabilities
  Long-term debt, including capital lease obligations.......     8,588       331,260
  Deferred income taxes.....................................    21,365        21,133
  Other.....................................................    16,167        18,370
                                                              --------    ----------
                                                                46,120       370,763
                                                              --------    ----------
         Total liabilities..................................   411,429       572,838
Commitments and Contingencies (Note 3)
Common Shareholders' Equity
  Common stock and additional paid-in-capital...............   129,176       275,370
  Retained earnings.........................................   328,519       198,658
  Less-Cummulative foreign translation adjustment...........    (3,734)       (3,057)
                                                              --------    ----------
         Total common shareholders' equity..................   453,961       470,971
                                                              --------    ----------
  Total liabilities and shareholders' equity................  $865,390    $1,043,809
                                                              ========    ==========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES

                              STATEMENTS OF INCOME

                                                           THREE MONTHS             SIX MONTHS
                                                          ENDED JUNE 30,          ENDED JUNE 30,
                                                       --------------------    --------------------
                                                         1998        1997        1998        1997
                                                       --------    --------    --------    --------
                                                         (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Operating Revenues...................................  $108,874    $100,932    $213,285    $195,613
Operating Expenses
  Cost of services...................................    43,252      40,119      84,201      79,422
  Selling, general and administrative................    41,555      40,807      80,649      78,539
  Depreciation.......................................     4,397       4,398       8,503       8,881
  Amortization of goodwill...........................     3,813       4,004       7,935       7,866
  Amortization of other intangible assets............     4,350       4,171       9,173       7,875
  Restructuring charge (Note 2)......................    68,677       5,000      68,677       6,800
                                                       --------    --------    --------    --------
         Total operating expenses....................   166,044      98,499     259,138     189,383
                                                       --------    --------    --------    --------
         Operating income............................   (57,170)      2,433     (45,853)      6,230
Other Income and (Deductions)
  Investment income..................................     1,768         254       1,960         609
  Interest expense...................................    (1,405)     (4,075)     (5,554)     (7,715)
  Foreign currency gain..............................       479       1,364         360       2,337
  Other..............................................       134        (445)        (50)     (1,274)
                                                       --------    --------    --------    --------
         Total other income and (deductions).........       976      (2,902)     (3,284)     (6,043)
                                                       --------    --------    --------    --------
Income (Loss) From Continuing Operations Before
  Income Taxes.......................................   (56,194)       (469)    (49,137)        187
Income Tax Expense (Benefit).........................    (8,217)      1,417      (4,782)      3,896
                                                       --------    --------    --------    --------
Loss From Continuing Operations......................   (47,977)     (1,886)    (44,355)     (3,709)
Discontinued Operations (Note 1)
  Discontinued operations, net of income tax expense
    of $883 and $2,655 and $4,607 and $6,227,
    respectively.....................................     1,214       2,920       6,112       8,858
  Gain on Disposal of discontinued operations net of
    income tax expense of $101,053 and $0 and
    $101,053 and $0, respectively....................   173,225          --     173,225          --
                                                       --------    --------    --------    --------
         Total Discontinued Operations...............   174,439       2,920     179,337       8,858
                                                       --------    --------    --------    --------
Income Before Extraordinary Loss.....................   126,462       1,034     134,982       5,149
Extraordinary Item-Loss on Early Extinguishment of
  Debt, net of income tax benefit of $3,614 and $0
  and $3,614 and $1,379, respectively (Note 4).......    (5,121)         --      (5,121)     (1,955)
                                                       --------    --------    --------    --------
Net Income Applicable to Common Stock................  $121,341    $  1,034    $129,861    $  3,194
                                                       ========    ========    ========    ========
Earnings Per Common Share -- Basic and Dilutive (Note
  7)
  Loss from continuing operations....................  $  (1.77)   $  (0.07)   $  (1.64)   ($  0.14)
  Discontinued operations............................      6.45        0.11        6.64        0.33
  Extraordinary loss.................................     (0.19)         --       (0.19)      (0.07)
                                                       --------    --------    --------    --------
  Net Income.........................................  $   4.49    $   0.04    $   4.81    $   0.12
                                                       ========    ========    ========    ========
Weighted Average Common Shares Outstanding
  Basic and Dilutive (Note 7)........................    27,054      26,237      26,998      26,660
                                                       ========    ========    ========    ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                      THREE MONTHS             SIX MONTHS
                                                     ENDED JUNE 30,          ENDED JUNE 30,
                                                  --------------------    --------------------
                                                    1998        1997        1998        1997
                                                  --------    --------    --------    --------
                                                                 (IN THOUSANDS)
Balance -- Beginning of period..................  $207,178    $181,103    $198,658    $178,943
Add -- Net Income...............................   121,341       1,034     129,861       3,194
                                                  --------    --------    --------    --------
Balance -- End of period........................  $328,519    $182,137    $328,519    $182,137
                                                  ========    ========    ========    ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              SIX MONTHS ENDED JUNE 30,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
                                                                    (IN THOUSANDS)
Cash Flows from Operating Activities
  Net income................................................   $ 129,861      $   3,194
  Adjustments to reconcile net income to net cash flows from operating activities:
  Discontinued operations (Note 1)..........................      (6,112)        (8,858)
  Gain on sale of subsidiary................................    (173,225)            --
  Loss on extinguishment of intangible assets (Note 2)......      60,650             --
  Extraordinary loss on early extinguishment of debt (Note
     4).....................................................       5,121          1,955
  Cash provided by (contributed to) discontinued operations
     (Note 1)...............................................      (7,066)         6,668
  Depreciation and amortization.............................      25,611         24,622
  Other charges and credits - net...........................       2,318         (1,069)
  Changes in operating working capital, excluding the effect of acquisitions:
     Increase in billed, unbilled and other
      receivables - net.....................................     (41,019)       (18,835)
     Increase in other current assets.......................      (7,521)          (996)
     Decrease in accounts payable...........................      (1,426)        (1,168)
     Increase (decrease) in accrued employee payroll and
      benefits..............................................         388         (2,435)
     Increase (decrease) in income and other taxes
      payable - net.........................................       4,191           (691)
     Increase in deferred income............................      24,999         12,082
     Increase in other current liabilities..................       9,808          4,138
                                                               ---------      ---------
          Net cash provided from operating activities.......      26,578         18,607
                                                               ---------      ---------
Cash Flows from Financing Activities
  Issuance of short-term notes payable......................     215,405        114,040
  Repayment of short-term notes payable.....................    (128,312)      (106,799)
  Issuance of long-term debt................................          --        100,000
  Repayment of long-term debt...............................    (332,503)            --
  Common stock repurchased and retired (Note 5).............    (154,383)       (26,633)
  Common stock issuance.....................................       8,188          2,031
  Debt issue costs and other................................        (745)        (2,831)
  Call premium..............................................      (2,873)            --
                                                               ---------      ---------
          Net cash (used for) provided from financing
            activities......................................    (395,223)        79,808
                                                               ---------      ---------
Cash Flows from Investing Activities
  Capital expenditures......................................      (9,716)       (13,102)
  Capitalized software......................................      (9,163)        (9,615)
  Purchase of subsidiaries - net of acquired cash...........      (2,271)       (86,090)
  Proceeds from sale of subsidiary..........................     432,000             --
  Deferred tax on gain from sale of subsidiary..............     (30,000)            --
  Other - net...............................................        (191)           222
  Cash contributed to discontinued operations (Note 1)......      (2,628)          (840)
                                                               ---------      ---------
          Net cash provided from (used for) investing
            activities......................................     378,031       (109,425)
                                                               ---------      ---------
Effect of Exchange Rate Changes on Cash.....................         106           (746)
Net Increase (Decrease) in Cash and Cash Equivalents........       9,492        (11,756)
Cash and Cash Equivalents, January 1........................      12,780         25,276
                                                               ---------      ---------
Cash and Cash Equivalents, June 30..........................   $  22,272      $  13,520
                                                               =========      =========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  DISCONTINUED OPERATIONS

     The accompanying consolidated financial statements reflect the operating results of TASC and TIMCO separately from the Company's continuing operations for all periods presented. Consolidated interest expense has been allocated to discontinued operations based upon the ratio of net assets to total consolidated net assets. The net assets of discontinued operations represents the net book value of the Company's investment in TASC and TIMCO and consists principally of working capital, fixed assets, goodwill, and other non-current assets and liabilities.

  A)  Sale of TASC

     On April 1, 1998, the Company completed the sale of TASC and its affiliated weather information companies to Litton Industries for $432 million in cash plus an estimated equity adjustment of $11.5 million. The equity adjustment is based upon changes in TASC's consolidated equity account, less certain inter-company transactions, from September 30, 1997 through the date of the closing. On July 27, 1998, Litton sent notification that it was contesting specific components of the equity adjustment totaling $4.2 million. Both Litton and the Company are in the process of establishing the protocol to resolve all disputed amounts.

     The Company recorded a gain on the sale of $173.2 million after deducting transaction costs of $5.4 million, taxes of $101.1 million and the net book value of TASC's assets. The cash, net of all transaction costs and taxes, to be received by the Company from the foregoing sale will be approximately $337.0 million.

  B)  Sale of TIMCO

     In June 1997, the Company adopted a formal plan to sell its non-core transportation services segment consisting of the Triad International Maintenance Corporation ("TIMCO"). On August 11, 1998 the Company announced that it had entered into a definitive agreement for the sale of TIMCO to a wholly owned division of Aviation Sales Company for a cash price of $70.0 million, subject to adjustment. The closing is subject to a number of conditions and accordingly, no assurances can be given that the transaction will be consummated.

                                              QUARTER ENDED         YEAR TO DATE ENDED
                                                 JUNE 30,                JUNE 30,
                                             ----------------    ------------------------
                                              1998      1997       1998          1997
                                             ------    ------    --------    ------------
          DISCONTINUED OPERATIONS             (IN THOUSANDS)          (IN THOUSANDS)
Income/(Loss)
     TASC..................................  $   --    $3,127    $ 3,755       $  9,231
     TIMCO.................................   1,214      (207)     2,357           (373)
                                             ------    ------    -------       --------
          Total............................  $1,214    $2,920    $ 6,112       $  8,858
                                             ======    ======    =======       ========

                                                                 JUNE 30,    DECEMBER 31,
                                                                   1998          1997
                                                                 --------    ------------
Net Assets
     TASC..................................                      $    --       $155,376
     TIMCO.................................                       43,915         41,954
                                                                 -------       --------
          Total............................                      $43,915       $197,330
                                                                 =======       ========

2.  RESTRUCTURING AND INTEGRATION CHARGES

     Effective June 1, 1998, the Company was reorganized in order to strategically focus solely on its information services businesses. In connection with this reorganization, the Company recorded a pre-tax charge of $77.4 million, of which $8.7 million is recorded as an Extraordinary Item (see Refinancing Footnote) and the remaining $68.7 million is recorded within operating expenses for direct and other

                      PRIMARK CORPORATION AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

reorganization related costs. The effect of the $68.7 million charge was to reduce earnings per diluted share by $1.95 for the quarter and year to date (see
Note 7).

     The charge included the write-off of intangible assets for (i) $25.0 million of previously capitalized software related to the planned integration of several product offerings on common software platforms, (ii) $1.5 million of data that has been determined to be duplicative and will not be used as a result of the software platform integration previously discussed, (iii) write off of $23.9 million of goodwill associated with software and data written off which was established as part of purchase accounting, (iv) write-off of $7.2 million of goodwill related to DAFSA, and (v) write-off of $3.1 million of a trademark no longer used in the restructured organization.

     An additional $8.0 million of the restructuring charge relates primarily to the integration of domestic and international sales offices and efficiencies gained from technological advancements that will result in the phased reduction of approximately 61 employees.

     Details of the unutilized restructuring and integration costs as of June 30, 1998 are as follows (000's):

                                                    SECOND QUARTER    UTILIZED   JUNE 30, 1998
                                                    1998 PROVISION    TO DATE      PROVISION
                                                    --------------    --------   -------------
                                                                  (IN THOUSANDS)
Abandonment of leased facilities, including
  leasehold improvements..........................      $5,156          $ --        $5,156
Salaries and termination benefits.................       2,871           185         2,686
                                                        ------          ----        ------
          Total...................................      $8,027          $185        $7,842
                                                        ======          ====        ======

     Cash flow expenditures, net of tax recovery, will be funded by the Company's cash flows from operating activities. The remaining provision will be phased in over the next two quarters and will be fully utilized within one year. Through June 30, 1998, the Company paid severance and termination benefits to three employees. The overall restructuring plan, when fully implemented, will reduce amortization and other costs by over $7.0 million, net of tax, for each of the next several years. The 1997 restructuring charges relating specifically to DAFSA and Disclosure have been fully utilized in prior quarters.

3.  CONTINGENCIES

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

4.  REFINANCING

     On April 1, 1998, the Company amended the terms of its revolving credit facility and term loan agreement. Under the terms of the revised agreement, which became effective April 1, 1998, the Company used the proceeds from the sale of TASC to (i) prepay all amounts outstanding on the Company's $112 million senior callable bonds, including a 4.375% premium aggregating $4.9 million, (ii) prepay $220 million of the Company's outstanding term loan together with accrued interest thereon, and (iii) prepay approximately $500,000 of the Company's other indebtedness.

     In conjunction with the above, the Company replaced its outstanding $75 million credit facility with a $225 million revolving credit facility which expires in 2002. Interest on the borrowings under the new revolving credit facility is payable at rates ranging from 0.375% to 1.00% above the current prevailing LIBOR rate of interest. Pursuant to the credit facility negotiations, the Company incurred fees of $125,000 upon the sale of

                      PRIMARK CORPORATION AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

TASC and $325,000 for increasing the amounts allowed to be drawn on the line for the repurchase of Company shares as part of the "Dutch Auction" self-tender offer.

     As a result of the prepayment of debt and amended terms of the revolving credit facility, the Company wrote off the associated deferred financing costs, and paid a call premium of $4.9 million related to the prepayment of the $112 million of senior callable bonds. This resulted in an extraordinary loss of $8.7 million, or $5.1 million on an after tax basis for the quarter ended June 30, 1998.

5.  REPURCHASE OF COMMON STOCK

     On May 20, 1998, the Company announced a "Dutch Auction" self-tender offer, which expired on June 17, 1998. The Company purchased 4,540,000 shares at $34 per share or approximately 17% of its outstanding shares. The Company borrowed from its existing revolving credit facility for the share repurchases.

     Also, the Company implemented an open market purchase program on July 2, 1998 and plans to buy up to 2,000,000 shares of its common stock from time to time, depending on market conditions. As of June 30, 1998, no shares were repurchased. From July 1, 1998 through August 11, 1998, 112,000 shares were repurchased at a total cost of $3.5 million.

6.  GENERAL

     There have been no significant changes in the Company's principal accounting policies that were set forth in the 1997 Annual Report and Form 10-K. Certain reclassifications have been made to the prior year's statements to conform with the 1998 presentation.

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

7.  EARNINGS PER SHARE

     SFAS No. 128, "Earnings Per Share" was adopted by the Company on December 31, 1997 and states, among other things, that if there is a loss from continuing operations, a company should not include options and other potential common shares in the denominator of a dilutive per-share computation even if including those potential common shares in other dilutive per-share computations may be dilutive to their comparable basic per-share amounts. Therefore, the "Earnings Per Common Share -- Basic and Dilutive" included within the Company's Statements of Income exclude the dilutive effect of options and other potential common shares.

     If options and other potential common shares were included, weighted average common and common equivalent shares outstanding and the related dilutive earnings per common share would have been as follows (in thousands except per share amounts):

   PRO-FORMA WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING

                                          THREE MONTHS        SIX MONTHS
                                              ENDED              ENDED
                                            JUNE 30,           JUNE 30,
                                         ---------------    ---------------
                                          1998     1997      1998     1997
                                          ----     ----      ----     ----
Basic..................................  27,054   26,237    26,998   26,660
Effect of Dilutive Securities..........   1,066    1,375     1,187    1,458
                                         ------   ------    ------   ------
Diluted................................  28,120   27,612    28,185   28,118

                      PRIMARK CORPORATION AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

        PRO-FORMA EARNINGS PER COMMON SHARE -- ASSUMING DILUTION BENEFIT

                                          THREE MONTHS        SIX MONTHS
                                              ENDED              ENDED
                                            JUNE 30,           JUNE 30,
                                         ---------------    ---------------
                                          1998     1997      1998     1997
                                          ----     ----      ----     ----
Loss from continuing operations........  $(1.71)  $(0.07)   $(1.57)   (0.13)
Discontinued operations................    6.20     0.11      6.36     0.32
Extraordinary loss.....................   (0.18)      --     (0.18)   (0.07)
                                         ------   ------    ------   ------
Net Income.............................  $ 4.32   $ 0.04    $ 4.61   $ 0.11

8.  NEWLY ISSUED ACCOUNTING STANDARDS

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income," which was issued by the FASB in June of 1997. This standard requires companies to report and display comprehensive income and its components in a full set of general-purpose financial statements. The following table provides a reconciliation of net income to comprehensive income.

                                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                                 JUNE 30,              JUNE 30,
                                            ------------------    ------------------
                                              1998       1997       1998       1997
                                            --------    ------    --------    ------
                                              (IN THOUSANDS)        (IN THOUSANDS)
Net Income................................  $121,341    $1,034    $129,861    $3,194
Cumulative Translation Adjustment.........      (869)      101        (677)   (2,366)
Tax Benefit of Option Exercise............     1,094       143       2,484       372
                                            --------    ------    --------    ------
Comprehensive Income......................  $121,566    $1,278    $131,668    $1,200

     In June of 1997 the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which will be applicable for the Company in this year. Management has not yet assessed the impact of implementation of this standard.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  Results of Operations

     Primark reported net income of $121.3 million ($4.49 per share) and $129.8 million ( $4.81 per share) for the three and six months ended June 30, 1998. Net income for the three and six months ended June 30, 1997 was $1.0 million ($0.04 per share) and $3.2 million ($0.12 per share). In accordance with SFAS No. 128 all per share calculations, which include the effect of restructuring charges (creating a loss from continuing operations) exclude the impact of any dilutive securities.

     During the second quarter three significant events affected net income. First, Primark's subsidiary TASC was sold for $432 million resulting in an after tax gain of $173.2 million recorded to discontinued operations. Second, with the proceeds from the sale of TASC, Primark repaid $220 million of commercial bank debt and $112 million of senior notes. The related unamortized deferred bank cost together with the call premium on the senior notes was written off as an extraordinary loss totaling $5.1 million net of tax. Finally, the Company instituted a corporate restructuring plan to reflect the sale of TASC and position the Primark product lines in a more integrated fashion to address market needs and opportunities. The restructuring plan, including the extraordinary loss mentioned previously, resulted in a $77.4 million charge to operating income and lowered net income $59.8 million. While not materially affecting net income for the quarter, on June 17, 1998 the Company also completed a "Dutch Auction" self-tender offer for the repurchase of 4.5 million shares of its common stock at a cost of $154.4 million.

     When the restructuring charges are excluded, the Company had income from continuing operations of $6.7 million ($0.24 per share on a dilutive basis) for the three months ended June 30, 1998 compared to $3.1 million ($0.11 per share on a dilutive basis) for the same period last year. For the six months ended June 30, 1998 the Company had $10.3 million ($0.37 per share on a dilutive basis) of income from continuing operations compared to $2.5 million ($0.09) earned last year when restructuring items are eliminated.

     Including restructuring charges, the loss from continuing operations was $48.0 million ($1.77 per share) and $44.4 million ($1.64 per share) for the three and six months ended June 30, 1998, respectively, compared to a loss of $1.9 million ($0.07 per share) and $3.7 million ($0.14 per share) for the three and six month periods ended June 30, 1997, respectively.

  Restructuring Charges

     Effective June 1, 1998, the Company was reorganized in order to strategically focus solely on its information services businesses. In connection with this reorganization, the Company recorded a pre-tax charge of $77.4 million, of which $8.7 million is recorded as an extraordinary loss on early extinguishment of debt and the remaining $68.7 million is recorded within operating expenses for direct and other reorganization related costs. The associated tax benefit of the extraordinary item and the other restructuring charges is $3.6 million and $14.0 million, respectively.

     The effect of the $68.7 million charge was to reduce earnings per share on a dilutive basis in 1998 by $1.95 for the quarter and year to date. The restructuring charge was the result of a decision to implement a new organizational structure designed to better serve the Company's financial services customers, more quickly capitalize on evolving market opportunities and improve margins. The restructuring charge in 1998 includes: (i) write-offs of $25.0 million of capitalized software related to the planned integration of several product offerings on common software platforms, (ii) write-off of $1.5 million of data that has been determined to be duplicative and will not be used as a result of data ingestion software integration, (iii) write-off of $23.9 million of goodwill associated with software and data written off which was established as part of purchase accounting, (iv) write-off of $7.1 million of goodwill related to DAFSA, (v) write-off of $3.1 million of a trademark no longer used in the restructured organization, and (vi) an $8.0 million accrual related to the integration of international sales offices and severance. The restructuring will result in the phased reduction of 61 employees. The 1997 second quarter includes a restructuring charge of $5.0 million ($0.18 per share on a dilutive basis) for the DAFSA operation. Due to the unprofitable condition of DAFSA, no tax benefits associated with the restructuring charge or other operating losses have been recorded, resulting in a higher effective tax rate than comparable periods. The 1997 year to date income from continuing operations also includes a $1.8 million restructuring charge ($0.06 per share on a dilutive basis) related to Disclosure.

  Earnings Per Share

     SFAS No. 128, "Earnings Per Share" was adopted by the Company on December 31, 1997 and states, among other things, that if there is a loss from continuing operations, a company should not include options and other potential common shares in the denominator of a dilutive per-share computation even if including those potential common shares in other dilutive per-share computations may be dilutive to their comparable basic per-share amounts. Therefore, the "Earnings Per Common Share -- Basic and Dilutive" included within the Company's Statements of Income exclude the dilutive effect of options and other potential common shares.

     If options and other potential common shares were included, weighted average common and common equivalent shares outstanding and the related dilutive earnings per common share would have been as follows (in thousands except per share amounts):

   PRO-FORMA WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING

                                          THREE MONTHS        SIX MONTHS
                                              ENDED              ENDED
                                            JUNE 30,           JUNE 30,
                                         ---------------    ---------------
                                          1998     1997      1998     1997
                                          ----     ----      ----     ----
Basic..................................  27,054   26,237    26,998   26,660
Effect of Dilutive Securities..........   1,066    1,375     1,187    1,458
                                         ------   ------    ------   ------
Diluted................................  28,120   27,612    28,185   28,118

        PRO-FORMA EARNINGS PER COMMON SHARE -- ASSUMING DILUTION BENEFIT

                                          THREE MONTHS        SIX MONTHS
                                              ENDED              ENDED
                                            JUNE 30,           JUNE 30,
                                         ---------------    ---------------
                                          1998     1997      1998     1997
                                          ----     ----      ----     ----
Loss from continuing operations........  $(1.71)  $(0.07)   $(1.57)   (0.13)
Discontinued operations................    6.20     0.11      6.36     0.32
Extraordinary loss.....................   (0.18)      --     (0.18)   (0.07)
                                         ------   ------    ------   ------
Net Income.............................  $ 4.32   $ 0.04    $ 4.61   $ 0.11

  Continuing Operations

     The most important decisions made by management in 1998 have been related to maximizing the value of the Company's commitment to the financial, economic and market research information business. The reorganized Company has been integrated into three divisions consisting of the Primark Financial Information Division, The Primark Analytics Division, and The Primark Decision Information Division.

     The Primark Financial Information Division consists of the businesses of Datastream/ICV, including Primark Investment Management Services, along with Disclosure and Worldscope. This Division accounts for approximately 71% of Primark's consolidated revenues and is focused on developing "enterprise wide" products and services for major financial institutions on a global basis. It also has responsibility for all real-time and transactional products, investment accounting, and the reference and consumer markets. This division grew revenues
3.3 % for the three and six months ended June 30, 1998. This division exhibited double-digit percentage growth on a year to date basis, exclusive of currency and exchange fees, across all product groups with the exception of Disclosure's traditional paper document business. The effects of currency adversely affected revenues and operating income primarily for the Datastream/ICV product lines for both the quarter and year to date. Offsetting the negative impact of currency movements on revenues and operating income was a gain on currency transactions of $ 0.5 million and $0.4 million for the three and six month periods ended June 30, 1998. Exclusive of currency, Datatream/ICV's research products, transactional products net of exchange fees and investment accounting related products grew 12%, 26% and 13%, respectively, and 11%, 26% and 17%, respectively, for the quarter and year to date. Datastream/ICV's real time and transactional products, lead by Topic 3, are the leading providers of on-line equity trading products in the U.K. with an approximate 69% market share. The Topic 3 product line has grown 33% and 32% for the quarter and year, respectively, exclusive of the effect of currency. The Disclosure product lines have exhibited growth in the electronic product revenues of 16.8% and 22.7% for the three and six month periods ended, respectively. This increase, however, was more than offset by decreases in Disclosure's paper document business which had a drop in revenues of 21.0% and 19.3% for the three and six months ended, respectively. As of June 30, 1998, Disclosure's electronic business represented 43% of Disclosure's overall revenues. The next generation of electronic products at Disclosure is being led by its Global Access platform, which has grown 122.8% and 158.9% for the quarter and year to date, ended, respectively. Management believes that new products to be released in the latter part of 1998 through the first half of 1999, together with the anticipated stabilization of Disclosure's legacy paper document business, should result in improved growth prospects for this Division.

     The Primark Financial Analystics Division accounts for approximately 17% of Primark's consolidated revenues and includes the businesses of IBES, Baseline and Vestek. This Division will concentrate on developing and marketing a wide variety of analytical products which combine databases, advanced software, analytical techniques and forecasts for all phases of the investment process for money managers, fund sponsors, and other investors. This division's revenues grew 26.5% and 29.1% for the three and six months ended June 30, 1998, respectively. Revenues from the sale of IBES data and analytical solutions increased 23.9% and 28.5%, the Baseline product increased revenues 36.0% and 33.8%, and Vestek's product increased revenues 15.3% and 18.3%, for the three and six months ended June 30, 1998, respectively.

     The Primark Decision Information Division accounts for approximately 12% of Primark's consolidated revenues and will acquire, develop and operate information content businesses that are primarily focused in areas other than the financial marketplace. However, it will also provide products and services for decision support to financial customers as well. This division contains the businesses of WEFA and the Yankee Group. This division has grown revenues 13.9% and 10% for the three and six month periods ended June 30, 1998, respectively.

  Discontinued Operations

     On April 1, 1998, the Company sold its applied information division TASC, Inc. and its weather information companies to Litton Industries and its affiliates for $432 million in cash plus an estimated equity adjustment of $11.5 million. On July 27, 1998, Litton sent notification that it was contesting specific components of the equity adjustment totaling $4.2 million. The Company expects a fair resolution to these disputes will be reached and the proceeds owed will be received by the end of September. The Company recorded an after tax gain of $173.2 million on the sale of TASC equal to $6.40 and $6.42 per share for the three and six months ended June 30, 1998, respectively. The cash, net of all transaction costs and taxes, to be received by the Company from the foregoing sale is currently estimated to be $337.0 million.

     During the six months ended June 30, 1998, TASC generated net income of $3.8 million ($0.14 per share). For the three months ended June 30, 1998 TASC did not contribute to the Company's earnings. During the three and six months ended June 30, 1997, TASC generated net income of $3.1 million ($0.12 per share) and $7.1 million ($0.27 per share), respectively.

     In June 1997, the Company adopted a formal plan to sell its non-core transportation services segment consisting of the Triad International Maintenance Corporation ("TIMCO"). On August 11, 1998 the Company announced that it had entered into a definitive agreement for the sale of TIMCO to a wholly owned division of Aviation Sales Company for a cash price of $70.0 million, subject to adjustment. The closing is subject to a number of conditions and accordingly, no assurances can be given that the transaction will be consummated. During the three and six months ended June 30, 1998, TIMCO generated net income of $1.2 million ($0.04 per share) and $2.4 million ($0.09 per share), respectively. During the three and six months ended June 30, 1997, TIMCO generated a net loss of $0.2 million ($0.01 per share) and $0.4 million ($0.02 per share), respectively.

Extraordinary Item

     The 1998 net income includes the effect of a $5.1 million (after tax) extraordinary loss ($0.19 per share) recorded in the second quarter of 1998 for the write-off of debt issue costs associated with (a) the prepayment of the Company's $112 million senior callable bonds, including a 4.375% premium aggregating $4.9 million and (b) the repayment of $220 million of the Company's outstanding term loan. The 1997 net income includes the effect of a $2.0 million (after tax) extraordinary loss ($0.07 per share) recorded in the first quarter of 1997 for the write-off of debt issue costs associated with prior debt which was successfully refinanced.

CAPITAL RESOURCES AND LIQUIDITY

     The Company's cash and cash equivalent balances increased $9.5 million during the six months ended June 30, 1998 as a result of operating activities contributing $26.6 million, investing activities providing $378.0 million and financing activities using $395.2 million.

     Most of the $26.6 million increase in cash flows from operating activities is from net income, excluding the effects of restructuring of $6.7 million plus non cash charges for depreciation and amortization of $25.6 million offset by a change in working capital of $10.6 million.

     Financing activities for the year to date used $395.2 million and were effected by the following three transactions: a) use of the proceeds from the sale of TASC to pay down debt, b) amounts borrowed under the Company's line of credit for shares repurchased under the "Dutch Auction" self-tender offer, and
c) common stock issuance pursuant to the Company's option plans. The Company used the proceeds from the sale of TASC to (i) prepay all amounts outstanding on the Company's $112 million senior callable bonds, including a 4.375% premium aggregating $4.9 million together with the accrued interest thereon, (ii) prepay $220 million of the Company's outstanding term loan together with accrued interest thereon, and (iii) prepay $0.5 million of the Company's other indebtedness. In conjunction with the sale of TASC, the Company replaced its outstanding $75 million credit facility with a $225 million revolving credit facility which expires in 2002. Interest on the borrowings under the new revolving credit facility is payable at rates ranging from 0.375% to 1.00% above the current prevailing LIBOR rate of interest. On May 20, 1998, the Company announced a "Dutch Auction" self-tender offer, which expired on June 17, 1998. The Company purchased 4,540,000 shares at $34 per share or approximately 17% of its outstanding shares. The Company borrowed $87.1 million under its line of credit from the beginning of the year primarily for the share repurchases. The Company incurred costs of $125,000 in conjunction with the sale of TASC and $325,000 for increasing amounts allowed to be drawn on the line for repurchase of Company shares as part of the "Dutch Auction" self-tender offer. The Company received $8.1 million in proceeds from share issuance related to the various stock option plans outstanding.

     On April 1, 1998, the Company completed the sale of TASC and its affiliated weather information companies to Litton Industries for $432 million in cash. The Company has paid $30.0 million in taxes of the amount owed to date on the sale and will be required to pay an additional amount of approximately $71.0 million over the next twelve months. Investing activities also included $9.7 million for capital expenditures and $9.1 million for software. Capital expenditures consisted primarily of computer equipment purchases while capitalized software related primarily to software architecture related to improving delivery of the Company's products and services.

                          PART II -- OTHER INFORMATION

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

     The Company's Annual Meeting of shareholders was held on May 27, 1998 for the purpose of electing a board of directors, and approving the appointment of independent auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1924. There was no solicitation in opposition to management's solicitations.

     All of management's nominees for directors listed in the proxy statement were elected with the following vote:

                                                  SHARES                  SHARES
                                                VOTED "FOR"       %      WITHHELD     %
                                               -------------    -----    --------    ----
Kevin J. Bradley.............................   24,262,668      99.6%     97,002     0.4%
John C. Holt.................................   24,177,579      99.3%    182,091     0.7%
Joseph E. Kasputys...........................   24,269,501      99.6%     90,169     0.4%
Steven Lazarus...............................   24,264,569      99.6%     95,101     0.4%
Patricia McGinnis............................   24,268,805      99.6%     90,865     0.4%
Jonathan Newcomb.............................   24,279,479      99.7%     80,191     0.3%
Constance K. Weaver..........................   24,272,695      99.6%     86,975     0.4%

     The appointment of Deloitte and Touche LLP as independent auditors for the year ended December 31, 1998 was approved by the following vote:

                                   SHARES                                      SHARES
       SHARES                      VOTED                  SHARES                 NOT
      VOTED FOR          %        AGAINST        %      ABSTAINING     %        VOTED       %
      ---------        -----    ------------    ----    ----------    ----    ---------    ----
     24,274,858        99.7%       35,156       0.1%      49,656      0.2%        0        0.0%

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS
         27* Financial Data Schedule

     (B) THE COMPANY FILED A REPORT ON FORM 8-K ON APRIL 8, 1998 REGARDING THE DISPOSITION OF TASC.

     (C) THE COMPANY FILED A REPORT ON FORM 8-K ON JULY 6, 1998 REGARDING THE REORGANIZATION OF PRIMARK CORPORATION.