Form 10-Q
period 1998-09-30
PRIMARK CORP
filed 1998-11-13
CIK 356064

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                         COMMISSION FILE NUMBER 1-8260

                              PRIMARK CORPORATION
             (Exact name of registrant as specified in its charter)

                    MICHIGAN                                  38-2383282
        (State or other jurisdiction of          (I.R.S. Employer Identification No.)
         incorporation or organization)

  1000 WINTER STREET, SUITE 4300N, WALTHAM, MA                  02451
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

                         Yes [X]                No [ ]

     Number of shares outstanding of each of the registrant's classes of common stock, as of October 30, 1998:
                  Common Stock, without par value: 21,240,905

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              PRIMARK CORPORATION

                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


COVER......................................................................  1

INDEX......................................................................  2

PART I -- FINANCIAL INFORMATION
     Item 1.  Financial Statements.........................................  3
     Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial Condition...............  11
     Item 3.  Quantitative and Qualitative Disclosures about
              Market Risk.................................................  15

PART II -- OTHER INFORMATION
     Item 6.  Exhibits and Reports on Form 8-K............................  16

SIGNATURE.................................................................  16

                        PART I -- FINANCIAL INFORMATION

                      PRIMARK CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents, at cost (which approximates
     market value)..........................................    $ 30,022       $   12,780
    Billed receivables less allowance for doubtful accounts
     of $2,833 and $2,756, respectively.....................      89,731           70,084
    Unbilled and other receivables..........................      11,603            9,546
    Federal and state income tax benefit....................          --           21,304
    Other current assets....................................      27,690           24,036
    Net assets of discontinued operations (Note 2)..........      13,198          197,330
                                                                --------       ----------
                                                                 172,244          335,080
                                                                --------       ----------
DEFERRED CHARGES AND OTHER ASSETS
    Goodwill, less accumulated amortization of $77,021 and
     $41,834, respectively..................................     517,547          556,737
    Capitalized data and other intangible assets, less
     accumulated amortization of $27,487 and $20,710,
     respectively...........................................      39,360           47,512
    Capitalized software, less accumulated amortization of
     $16,168 and $20,162, respectively......................      30,077           48,645
    Other...................................................       4,454            8,980
                                                                --------       ----------
                                                                 591,438          661,874
                                                                --------       ----------
PROPERTY, PLANT AND EQUIPMENT, AT COST
    Computer equipment......................................      59,374           63,169
    Leasehold improvements..................................      16,594           17,631
    Other...................................................      26,530            9,806
                                                                --------       ----------
                                                                 102,498           90,606
    Less-accumulated depreciation...........................     (54,852)         (43,751)
                                                                --------       ----------
                                                                  47,646           46,855
                                                                --------       ----------
                                                                $811,328       $1,043,809
                                                                ========       ==========
LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes Payable...........................................    $ 93,565       $   27,602
    Accounts Payable........................................      14,592           14,125
    Accrued employee payroll and benefits...................      26,849           24,585
    Taxes payable...........................................      61,222           10,717
    Deferred income.........................................      78,366           69,931
    Current portion of long-term debt, including capital
     lease obligations......................................         817           11,301
    Other accrued expenses..................................      58,253           43,814
                                                                --------       ----------
                                                                 333,664          202,075
                                                                --------       ----------
LONG-TERM DEBT AND OTHER LIABILITIES
    Long-term debt, including capital lease obligations.....       8,842          331,260
    Deferred income taxes...................................      16,261           21,133
    Other...................................................      15,740           18,370
                                                                --------       ----------
                                                                  40,843          370,763
                                                                --------       ----------
         Total liabilities..................................     374,507          572,838
COMMITMENTS AND CONTINGENCIES (NOTE 8)
COMMON SHAREHOLDERS' EQUITY
    Common stock and additional paid-in-capital.............      88,862          275,370
    Retained earnings.......................................     350,454          198,658
    Cumulative foreign translation adjustment...............      (2,495)          (3,057)
                                                                --------       ----------
         Total common shareholders' equity..................     436,821          470,971
                                                                --------       ----------
         Total liabilities and shareholders' equity.........    $811,328       $1,043,809
                                                                ========       ==========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                              THREE MONTHS            NINE MONTHS
                                                                  ENDED                  ENDED
                                                                SEPT 30,               SEPT 30,
                                                           -------------------    -------------------
                                                             1998       1997        1998       1997
                                                             ----       ----        ----       ----
                                                              (THOUSANDS EXCEPT PER SHARE AMOUNTS)
OPERATING REVENUES.......................................  $108,534    $99,113    $321,819   $294,726
OPERATING EXPENSES
    Cost of services.....................................    45,020     37,361     129,221    116,783
    Selling, general and administrative..................    40,284     37,418     120,933    115,957
    Depreciation.........................................     4,328      4,306      12,831     13,187
    Amortization of goodwill.............................     3,820      3,957      11,755     11,823
    Amortization of other intangible assets..............     2,991      4,233      12,164     12,108
    Restructuring Charge.................................        --         --      68,677      6,800
                                                           --------    -------    --------   --------
         Total operating expenses........................    96,443     87,275     355,581    276,658
                                                           --------    -------    --------   --------
         Operating income................................    12,091     11,838     (33,762)    18,068
                                                           --------    -------    --------   --------
OTHER INCOME AND (DEDUCTIONS)
    Interest expense.....................................    (2,064)    (4,090)     (7,618)   (11,805)
    Foreign currency gain (loss).........................       636        (12)        996      2,325
    Investment and other income (deductions) -- net......       (70)       288       1,840       (377)
                                                           --------    -------    --------   --------
         Total other income and (deductions).............    (1,498)    (3,814)     (4,782)    (9,857)
                                                           --------    -------    --------   --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES....    10,593      8,024     (38,544)     8,211
INCOME TAX EXPENSE (BENEFIT).............................     4,682      4,637        (100)     8,533
                                                           --------    -------    --------   --------
INCOME FROM CONTINUING OPERATIONS........................     5,911      3,387     (38,444)      (322)
                                                           --------    -------    --------   --------
DISCONTINUED OPERATIONS
    Discontinued operations, net of income tax
       (benefit)/expense of $103,000, $(560,000),
       $(700,000) and $(892,000) respectively............     1,835      4,216       7,947     13,074
    Gain on disposal of discontinued operations, net of
       income tax expense of $7,683,000, $0, $108,735,000
       and $0, respectively..............................    14,189         --     187,414         --
                                                           --------    -------    --------   --------
         Total Discontinued Operations...................    16,024      4,216     195,361     13,074
                                                           --------    -------    --------   --------
INCOME BEFORE EXTRAORDINARY LOSS.........................    21,935      7,603     156,917     12,752
EXTRAORDINARY ITEM-LOSS ON EARLY EXTINGUISHMENT OF DEBT,
  net of income tax benefit of $3,614,000 and $1,379,000
  respectively...........................................        --         --      (5,121)    (1,955)
                                                           --------    -------    --------   --------
NET INCOME APPLICABLE TO COMMON STOCK....................  $ 21,935    $ 7,603    $151,796   $ 10,797
                                                           ========    =======    ========   ========
EARNINGS PER COMMON SHARE -- BASIC
    Income from continuing operations....................  $   0.27    $  0.13    $  (1.52)  $  (0.01)
    Discontinued operations..............................      0.73       0.16        7.71       0.49
    Extraordinary item...................................        --         --       (0.20)     (0.07)
                                                           --------    -------    --------   --------
         Total earnings per share........................  $   0.99    $  0.29    $   5.99   $   0.41
                                                           ========    =======    ========   ========
EARNINGS PER COMMON SHARE -- ASSUMING DILUTION
    Income from continuing operations....................  $   0.26    $  0.12    $     --   $     --
    Discontinued operations..............................      0.70       0.15          --         --
    Extraordinary item...................................        --         --          --         --
                                                           --------    -------    --------   --------
         Total earnings per share........................  $   0.96    $  0.28    $     --   $     --
                                                           ========    =======    ========   ========

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
  OUTSTANDING
    Basic................................................    22,088     25,931      25,343     26,415
    Effect of Dilutive Securities........................       709      1,417          --         --
                                                           --------    -------    --------   --------
    Diluted..............................................    22,797     27,348      25,343     26,415
                                                           --------    -------    --------   --------

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                         THREE MONTHS            NINE MONTHS
                                                            ENDED                   ENDED
                                                           SEPT 30,               SEPT 30,
                                                     --------------------    -------------------
                                                       1998        1997        1998       1997
                                                       ----        ----        ----       ----
                                                        (THOUSANDS EXCEPT PER SHARE AMOUNTS)
Balance -- Beginning of period.....................  $328,519    $182,137    $198,658   $178,943
Add -- Net Income..................................    21,935       7,603     151,796     10,797
                                                     --------    --------    --------   --------
Balance -- End of period...........................  $350,454    $189,740    $350,454   $189,740
                                                     ========    ========    ========   ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              ------------------------
                                                                 1998          1997
                                                                 ----          ----
                                                                   (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income.............................................  $  151,796    $   10,797
     Adjustments to reconcile net income to net cash flows
      from operating activities:
     Discontinued operations................................      (7,947)      (13,074)
     Gain on Sale of subsidiary.............................    (187,414)
     Loss on extinguishment of intangible assets............      60,650        18,749
     Extraordinary loss on early extinguishment of debt.....       5,121         1,955
     Cash provided by (contributed to) discontinued
      operations............................................      (9,270)       (9,149)
     Depreciation and amortization..........................      36,750        40,656
     Other charges and credits -- net.......................      (5,455)       (5,549)
     Changes in operating working capital, excluding the
      effect of acquisitions:
          Increase in billed, unbilled and other
            receivables-net.................................     (21,121)       (5,028)
          (Increase) decrease in other current assets.......      (3,392)        4,482
          Decrease (increase) in accounts payable...........       1,581        (6,427)
          Increase in accrued payroll and benefits..........       1,587            87
          (Decrease) increase in income and other taxes
            payable -- net..................................       8,164        (5,745)
          Increase in deferred income.......................       8,032         2,062
          Increase in other current liabilities.............      13,228         4,596
                                                              ----------    ----------
               Net cash provided from operating
                  activities................................      52,310        38,412
                                                              ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of short-term notes payable...................     665,135       157,746
     Repayment of short-term notes payable..................    (599,172)     (154,795)
     Issuance of long-term debt.............................          --       100,000
     Repayment of long-term debt............................    (332,504)           --
     Common stock repurchased and retired...................    (195,417)      (26,633)
     Common stock issuance..................................       8,909         3,928
     Debt issue costs and other.............................        (939)       (2,831)
     Call Premium...........................................      (4,900)           --
                                                              ----------    ----------
               Net cash provided from financing
                  activities................................    (458,888)       77,415
                                                              ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures...................................     (14,486)      (17,576)
     Capitalized software...................................     (12,591)      (14,121)
     Purchase of subsidiaries -- net of acquired cash.......      (4,826)      (88,090)
     Proceeds from sale of subsidiary.......................     502,000            --
     Tax paid on sale of subsidiary.........................     (43,000)           --
     Other -- net...........................................         171         1,087
     Cash provided by (contributed to) discontinued
      operations............................................      (3,495)       (5,911)
                                                              ----------    ----------
               Net cash used for investing activities.......     423,773      (124,611)
                                                              ----------    ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................          47          (344)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........      17,242        (9,128)
CASH AND CASH EQUIVALENTS, JANUARY 1,.......................      12,780        25,276
                                                              ----------    ----------
CASH AND CASH EQUIVALENTS, SEPTEMBER 30,....................  $   30,022    $   16,148
                                                              ==========    ==========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     In the opinion of management, the accompanying balance sheets and related interim statements of income and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Examples include provision for bad debts and the length of asset lives. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Primark Corporation 1997 Annual Report on Form 10-K.

2.  DISCONTINUED OPERATIONS

     The accompanying consolidated financial statements reflect the operating results of TASC and TIMCO separately from the Company's continuing operations for all periods presented. Interest expense has been allocated to discontinued operations based upon the ratio of net assets to total consolidated net assets. The net assets of discontinued operations represents the net book value of the Company's investment in TASC and TIMCO and consists principally of working capital, fixed assets, goodwill and other non-current assets and liabilities.

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

     The Company recorded a gain on the sale of $173.2 million which includes the $11.5 million equity adjustment, transaction costs of $5.4 million, taxes of $101.1 million and the net book value of TASC's assets. The cash, net of all transaction costs and taxes, to be received by the Company from the foregoing sale will be approximately $337.0 million.

  B) Sale of TIMCO

     On September 22, 1998, the Company completed the sale of all of the outstanding common stock of its heavy aircraft maintenance unit, the Triad International Maintenance Corporation (TIMCO), to Aviation Sales Maintenance, Repair & Overhaul Company (AVS), a division of Aviation Sales Company. The transaction was executed in accordance with a Stock Purchase Agreement dated August 10, 1998 for a cash purchase price of $70 million. Pursuant to the Stock Purchase Agreement, a working capital adjustment of $1.3 million, based upon TIMCO's closing balance sheet as of September 22, 1998, has been recorded as a receivable at September 30, 1998. The $1.3 million was received by wire in November, 1998.

     The Company recorded a gain on the sale of $14.2 million which includes the $1.3 million working capital adjustment, transaction costs of $850,000, taxes of $8.7 million and the net book value of TIMCO's assets. The cash, net of all closing adjustments and taxes to be received by the Company from the foregoing sale will be approximately $52.0 million.

                            DISCONTINUED OPERATIONS

                                                               NINE MONTHS
                                          QUARTER ENDED           ENDED
                                          SEPTEMBER 30,       SEPTEMBER 30,
                                         ----------------    ----------------
                                          1998      1997      1998     1997
                                          ----      ----      ----     ----
                                          (IN THOUSANDS)      (IN THOUSANDS)
Income/(Loss)
     TASC............................    $   --    $4,211    $3,755   $13,428
     TIMCO...........................     1,835         5     4,192      (354)
                                         ------    ------    ------   -------
          Total......................    $1,835    $4,216    $7,947   $13,074
                                         ------    ------    ------   -------

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       1998            1997
                                                   ------------    -----------
Net Assets
     TASC............................                 $11,500        $155,376
     TIMCO...........................                   1,698          41,954
                                                      -------        --------
          Total......................                 $13,198        $197,330
                                                      =======        ========

3.  RESTRUCTURING AND INTEGRATION CHARGES

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

     The charge included the write-off of intangible assets for (i) $25.0 million of previously capitalized software related to the planned integration of several product offerings on common software platforms, (ii) $1.5 million of data that has been determined to be duplicative and will not be used as a result of the software platform integration previously discussed, (iii) write-off of $23.9 million of goodwill associated with software and data written off which was established as part of purchase accounting, (iv) write-off of $7.2 million of goodwill related to DAFSA, and (v) write-off of $3.1 million of a trademark no longer used in the restructured organization.

     An additional $8.0 million of the restructuring charge relates primarily to the integration of domestic and international sales offices and efficiencies gained from technological advancements that will result in the phased reduction of approximately 61 employees.

     There was no utilization of the restructure accrual in the third quarter. The remaining accrual is expected to be utilized within one year. Details of the unutilized restructuring and integration costs as of September 30, 1998 are as follows (000's):

                                          SECOND QUARTER    UTILIZED    SEPTEMBER 30,
                                          1998 PROVISION    TO DATE    1998 PROVISION
                                          --------------    --------   --------------
                                                         (IN THOUSANDS)
Abandonment of leased facilities,
  including leasehold improvements......      $5,156          $ --         $5,156
Salaries and termination benefits.......       2,871           185          2,686
                                              ------          ----         ------
     Total..............................      $8,027          $185         $7,842
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

     In conjunction with the above, the Company replaced its outstanding $75 million credit facility with a $225 million revolving credit facility which expires in 2002. Interest on the borrowings under the new revolving credit facility is payable at rates ranging from 0.375% to 1.00% above the current prevailing LIBOR rate of interest. Pursuant to the credit facility negotiations, the Company incurred fees of $125,000 upon the sale of TASC and $325,000 for increasing the amounts allowed to be drawn on the line for the repurchase of Company shares as part of the "Dutch Auction" self-tender offer.

     As a result of the prepayment of debt and amended terms of the revolving credit facility, the Company wrote off the associated deferred financing costs, and paid a call premium of $4.9 million related to the prepayment of the $112 million of senior callable bonds. This resulted in an extraordinary loss of $8.7 million, or $5.1 million on an after tax basis for the quarter ended June 30, 1998. As of September 30, 1998, $93,565,000 is outstanding under the revolving credit facility.

5.  REPURCHASE OF COMMON STOCK

     On May 20, 1998, the Company announced a "Dutch Auction" self-tender offer, which expired on June 17, 1998. The Company purchased 4,540,000 shares at $34 per share under this arrangement. Total cost of these shares was $154.6 million, including legal and accounting fees. On July 3, 1998, the Company implemented an open market purchase program to buy up to 2,000,000 shares of its common stock from time to time, depending on market conditions. As of September 30, 1998, 1,518,500 shares had been repurchased at a total cost of $40.8 million. On October 2, 1998, the Company purchased additional 50,000 shares at a total cost of $1,454,000. Year to date, the Company has purchased a total of 6,108,500 shares at a total cost of $196.6 million, representing approximately 22.5% of its total outstanding common stock. On November 10, 1998, the Company announced that the Board of Directors approved the expansion of the open market purchase program by an additional 2,000,000 shares, bringing the total potential buyback to 8,540,000 shares, or approximately 31% of the Company's total outstanding before the "Dutch Auction." The Company is using proceeds from the sale of TASC and TIMCO as well as its revolving credit facility to fund the common stock repurchases.

6.  EARNINGS PER SHARE

     In March 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings Per Share, which became effective for fiscal years ending after December 15, 1997. The prior years' earnings per share have been retroactively restated in accordance with this statement. Basic earnings per share was determined by dividing net income by the weighted average shares of common stock outstanding during the year. Diluted earnings per share reflects the dilution due to stock options based on the treasury stock method.

     SFAS No. 128, states that if there is a loss from continuing operations, a company should not include options and other potential common shares in the denominator of a dilutive per-share computation even if including these potential common shares in other dilutive per-share computations may be dilutive to their comparable basic per-share amounts. Therefore, the "Earnings Per Common Share -- Basic and Dilutive" included within the Company's Statements of Income exclude the dilutive effect of options and other potential common shares for the nine months ended September 30, 1998 and 1997, respectively.

     If options and other potential common shares were included, weighted average common and common equivalent shares outstanding and the related dilutive earnings per common share would have been as follows (in thousands except per share amounts):

   PRO-FORMA WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING

                                                                NINE MONTHS
                                                                   ENDED
                                                               SEPTEMBER 30,
                                                              ----------------
                                                               1998      1997
                                                               ----      ----
Basic.......................................................  25,343    26,415
Effect of Dilutive Securities...............................   1,042     1,163
                                                              ------    ------
Diluted.....................................................  26,385    27,578
                                                              ------    ------

        PRO-FORMA EARNINGS PER COMMON SHARE -- ASSUMING DILUTION BENEFIT

                                                                NINE MONTHS
                                                                   ENDED
                                                               SEPTEMBER 30,
                                                              ----------------
                                                               1998      1997
                                                               ----      ----
Income from continuing operations...........................  $(1.46)   $(0.01)
Discontinued operations.....................................    7.40      0.47
Extraordinary item..........................................   (0.19)    (0.07)
                                                              ------    ------
     Total earnings per share...............................  $ 5.75    $ 0.39
                                                              ------    ------

7.  NEWLY ISSUED ACCOUNTING STANDARDS

     Effective January 1, 1998, the Company adopted the provisions of the American Institute of Certified Public Accountants (AICPA) Statements of Positions (SOP) No. 97-2, "Software Revenue Recognition," and No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Adoption of these pronouncements did not have a material effect on the reported results of operations or financial position.

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which was issued by the Financial Accounting Standards Board (FASB) in June of 1997. This standard requires companies to report and display comprehensive income and its components in a full set of general-purpose financial statements beginning with this year's Annual Report on Form 10-K. The following table provides a reconciliation of net income to comprehensive income.

                                                   THREE MONTHS          NINE MONTHS
                                                      ENDED                 ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                                ------------------    ------------------
                                                 1998       1997        1998      1997
                                                 ----       ----        ----      ----
                                                  (IN THOUSANDS)        (IN THOUSANDS)
Net Income....................................  $21,935    $ 7,603    $151,796   $10,797
Cumulative Translation Adjustment.............    1,239      4,694         562     2,328
Tax Benefit of Option Exercise................       83        406       2,568       778
                                                -------    -------    --------   -------
Comprehensive Income..........................  $23,257    $12,703    $154,926   $13,903

     Also in June of 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which will be applicable beginning with this year's Annual Report on Form 10-K.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the financial statements of the Company.

8.  CONTINGENCIES

     There have been no other significant developments with respect to the Company's contingent liabilities which were disclosed in the Company's 1997 Annual Report on Form 10-K. Management cannot predict the final disposition of such issues, but believes that adequate provision has been made in the financial statements and that the ultimate resolution of any outstanding issues will not have a material adverse effect on the Company's financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  Results of Operations

     Primark reported net income of $21.9 million ($0.96 per share assuming dilution) and 151.8 million ($5.99 per share) for the three and nine months ended September 30, 1998, respectively. Net income for the three and nine months ended September 30, 1997 was $7.6 million ($0.28 per share assuming dilution) and $10.8 million ($0.41 per share). In accordance with SFAS No. 128, per share calculations for the nine months ended September 30, 1998 and 1997 exclude the impact of dilutive securities due to the loss from continuing operations resulting from restructuring charges.

     The five significant events which have affected net income for the year have been the sale of TIMCO, the commercial impact of global economic and financial market uncertainty, the sale of TASC, the recapitalization of the Company using the proceeds from the sale of TASC, and the restructuring of the Company. The sale of TIMCO and the commercial impact of recent financial market uncertainty were third quarter events. The TIMCO sale was finalized on September 22, 1998 for $70 million resulting in an after tax gain of $14.2 million which has been recorded to discontinued operations.

     The beginning of the third quarter was somewhat stronger than the end, due to the sharp drop in the financial markets in late August and the subsequent volatility and uncertainty. Many of the Company's customers had large trading losses and/or had made loans that became uncollectable and had to be written off. These unfavorable circumstances have caused customers to announce layoffs and cost controls to compensate for their lower earnings. As a result, the Company's sales of new products, new subscriptions and one-time items to the financial industry have softened and we expect this to continue through year-end. Unfortunately, this slowdown occurs at the very time the Company is experiencing higher expenses for new product development, rollout and support, particularly Global Access Piranha, the Primark Information Optimizer and the Primark/Dow Jones Equities Service. The uncertainty in financial markets has affected more market segments than just the financial industry itself. Accounting firms, law firms and consultants are big users of Primark's products, especially material supplied by Disclosure. With fewer IPOs, secondary offerings and high-yield debt issues, their business with the financial industry is down, resulting in Primark doing less business with these specialized segments.

     The September 30, 1998 net income year to date results reflects TASC as part of discontinued operations. TASC was sold in the second quarter for $432 million in cash plus an estimated equity adjustment of $11.5 million. The equity adjustment is based upon changes in TASC's consolidated equity account, less certain inter-company transactions, from September 30, 1997 through the date of the closing. On July 27, 1998, Litton sent notification that it was contesting specific components of the equity adjustment totaling $4.2 million. Both Litton and the Company are in the process of establishing the protocol to resolve all disputed amounts.

     The proceeds from the sale of TASC were used by the Company to repay $220 million of commercial bank debt and $112 million of senior notes in the second quarter. The related unamortized deferred bank cost together with the call premium on the senior notes was written off as an extraordinary loss totaling $5.1 million, net of tax. Net income for the nine months ended September 30, 1997 includes the effect of a $2.0 million (after tax) extraordinary loss ($0.07 per share) for the write off of debt issue costs associated with prior debt that was successfully refinanced. The Company instituted a corporate restructuring plan to reflect the sale of TASC and position the Primark product lines in a more integrated fashion to address market needs and opportunities. The restructuring plan, including the extraordinary loss mentioned previously, resulted in a $77.4 million charge to operating income in the second quarter, and lowered net income $59.8 million.

     The Company had income from continuing operations of $5.9 million ($0.26 per share on a dilutive basis) for the three months ended September 30, 1998 compared to $3.4 million ($0.12 per share on a dilutive basis) for the same period last year. When restructuring items are not included, for the nine months ended September 30, 1998 the Company had $16.3 million of income from continuing operations ($0.62 per share on a pro forma dilutive basis) compared to $5.9 million earned last year ($0.21 per share on a pro forma dilutive basis). Including restructuring charges, the loss from continuing operations was $38.4 million ($1.52 per share, basic and diluted) and $0.3 million ($0.01 per share, basic and diluted) for the nine months ended September 30, 1998 and 1997, respectively.

  Continuing Operations

     The most important decision made by management in 1998 was to sell unrelated businesses and to create more value from its information service business by reorganizing the Company into three operating divisions. These three divisions are the Primark Financial Information Division, the Primark Financial Analytics Division, and the Primark Decision Information Division, plus the supporting Primark Data Company. Primark can serve its customers better while improving margins through this new structure.

     The Primark Financial Information Division consists of the businesses of Datastream/ICV, including Primark Investment Management Services, Disclosure, and Worldscope. This Division accounts for approximately 70% of Primark's consolidated revenues and is focused on developing "enterprise wide" products and services for major financial institutions on a global basis. It also has responsibility for all real-time and transactional products, investment accounting, and the reference and consumer markets. This division grew revenues 6.5% and 4.8% for the three and nine months ended September 30, 1998, respectively. The Primark Financial Information Division has experienced double-digit percentage revenue growth on a year to date basis across all product groups with the exception of Disclosure's traditional paper document and CD-ROM business. While currency had little impact on the three months ended September 30, there were adverse currency effects on year to date operating income, primarily for the Datastream/ICV product lines. Offsetting the negative impact of currency movements was a gain on currency transactions of $1.0 million for the nine months ended September 30, 1998. Datastream/ICV's real time and transactional products, lead by Topic 3, are the leading providers of on-line equity trading products in the UK with a market share of approximately 69%. The Topic 3 product line has grown 24.5% and 29.4% for the quarter and year to date, respectively, exclusive of the effect of currency. The Disclosure product lines have exhibited growth in the electronic product revenues of 25.4% and 23.6% for the three and nine month periods, respectively. This increase, however, was more than offset by decreases in Disclosure's traditional paper document and CD ROM business where revenue of $11.6 million were down by 17.3% and 18.7% for the three and nine months ended September 30, 1998, respectively. Management believes that new products to be released in the latter part of 1998 through the first half of 1999, together with Disclosure's legacy paper document and CD-ROM business stabilizing, should result in improved growth and profitability prospects for this Division.

     The Primark Financial Analytics Division accounts for approximately 18% of Primark's consolidated revenues and includes the businesses of I/B/E/S, Baseline, and Vestek. This Division develops and markets a wide variety of analytical products, which combine databases, advanced software, analytical techniques, and forecasts for all phases of the investment process for money managers, fund sponsors, and other investors. This division grew revenues 23.1% and 27.0% for the three and nine months ended September 30, 1998, respectively. Revenues from the sale of I/B/E/S data and analytical solutions increased 16.7% and 24.1%, Baseline product increased revenues 41.5% and 36.6% and Vestek's revenues increased 10.6% and 15.6% for the three and nine months ended September 30, 1998, respectively.

     The Primark Decision Information Division accounts for approximately 12% of Primark's consolidated revenues and acquires, develops and operates information content businesses that are primarily focused in areas other than the financial marketplace. However, it also provides products and services for decision support to financial customers as well. This division contains the businesses of WEFA and the Yankee Group. This division has grown revenues 9.4% and 13.6% for the three and nine-month periods ended September 30, 1998.

  Restructuring Charges

     Effective June 1, 1998, the Company was reorganized to strategically focus solely on its information services businesses. In connection with this reorganization, the Company recorded a pre-tax charge of $77.4 million, of which $8.7 million is recorded as an extraordinary loss on early extinguishment of debt and the remaining $68.7 million is recorded within operating expenses for direct and other reorganization related costs. The associated tax benefit of the extraordinary item and the other restructuring charges is $3.6 million and $14.0 million, respectively.

     The effect of the $68.7 million charge was to reduce 1998 year to date earnings per share on a pro forma dilutive basis by $2.07. The restructuring charge was the result of a decision to implement a new organizational structure designed to better serve the Company's customers, more quickly capitalize on evolving market opportunities and improve margins. The restructuring charge in 1998 includes: (i) $25.0 million of previously capitalized software related to the planned integration of several product offerings on common software platforms, (ii) $1.5 million of data that has been determined to be duplicative and will not be used as a result of the software platform integration previously discussed, (iii) write-off of $23.9 million of goodwill associated with software and data written-off which was established as part of purchase accounting, (iv) write-off of $7.2 million of goodwill related to DAFSA, and (v) write-off of $3.1 million of a trademark no longer used in the restructured organization. An additional $8.0 million of the restructuring charge relates primarily to the integration of domestic and international sales offices and efficiencies gained from technological advancements that will result in the phased reduction of approximately 61 employees.

  Capital Resources and Liquidity

     The Company's cash and cash equivalent balances increased $17.2 million during the nine months ended September 30, 1998 primarily as a result of operating activities contributing $52.3 million, investing activities providing $423.8 million and financing activities using $458.9 million. Most of the $52.3 million of operating cash flows is from net income from continuing operations plus the non cash charges taken for restructuring, the early extinguishment of debt and depreciation and amortization.

     Financing activities for the year used $458.9 million and were affected by the following three transactions: a) use of the proceeds from the sale of TASC to pay down debt, b) amounts borrowed under the Company's line of credit for shares repurchased under the "Dutch Auction" self tender offer and share repurchase program, and c) common stock issuance pursuant the Company's option plans. The Company used the proceeds from the sale of TASC to (i) prepay all amounts outstanding on the Company's $112 million senior callable bonds, including a 4.375% premium aggregating $4.9 million together with the accrued interest thereon, (ii) prepay $220 million of the Company's outstanding term loan together with accrued interest thereon, and (iii) prepay $500,000 of the Company's other indebtedness. In conjunction with the sale of TASC, the Company replaced its outstanding $75 million credit facility with a $225 million revolving credit facility which expires in 2002. Interest on the borrowings under the new revolving credit facility is payable at rates ranging from 0.375% to 1.00% above the prevailing LIBOR rate of interest.

     On May 20, 1998, the Company announced a "Dutch Auction" self-tender offer, which expired on June 17, 1998. The Company purchased 4,540,000 shares at $34 per share under this arrangement. Total cost of these shares was $154.6 million, including legal and accounting fees. On July 3, 1998, the Company implemented an open market purchase program to buy up to 2,000,000 shares of its common stock from time to time, depending on market conditions. As of September 30, 1998, 1,518,500 shares had been repurchased at a total cost of $40.8 million. On October 2, 1998, the Company purchased an additional 50,000 shares at a total cost of $1,454,000. Year to date, the Company has purchased a total of 6,108,500 shares at a total cost of $196.6 million, representing approximately 22.5% of its total outstanding common stock. On November 10, 1998 the Company announced that the Board of Directors approved the expansion of the open market purchase program by an additional 2,000,000 shares, bringing the total potential buyback to 8,540,000 shares, or approximately 31% of the Company's total outstanding before the "Dutch Auction." The Company is using proceeds from the sale of TASC and TIMCO as well as its revolving credit facility to fund the common stock repurchases.

     On September 22, 1998 the Company completed the sale of TIMCO for $70 million. On April 1, 1998 the Company completed the sale of TASC and its affiliated weather information companies to Litton Industries for $432 million in cash. The Company has paid $43.0 million in taxes to date of the amount owed on both the TASC and TIMCO sales. Investing activities also included $14.5 million for capital expenditures and $12.6 million for software. Capital expenditures consisted primarily of computer equipment purchases while capitalized software relates primarily to software used to improve the delivery of the Company's products and services.

  Year 2000 Readiness Disclosure

     The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act. The Year 2000 (Y2K) issue relates to a complex set of potential problems arising from the ways in which computer software and hardware handle dates. Many older systems use a two-digit date format that may create ambiguities in passing into the new century.

     The Company has a Y2K plan that it is actively pursuing to address the Company's Y2K issues. The Company began working on the Y2K problem in 1995, with the goal to provide continuous and reliable service to the Company's customers and a seamless transition to the new millennium. The Company's Y2K plan focuses on each of the Company's internal systems, products, and third parties with which the Company has a significant business relationship. In addition to the databases and software that the Company provides to its customers, the Company is reviewing, fixing, and testing all aspects of its internal operations - from hardware systems, software, and desktop PC programs to physical security systems. This effort involves key data suppliers, hardware manufacturers, telecommunications companies, electric utilities, and more. The Company is also prepared to assist its users with Y2K issues relating to their internal systems that directly interface with the Company's systems. All Primark companies are working together to achieve compliance by sharing information, sharing resources and holding corporate-wide reviews. The Company believes that all material systems will be compliant by June of 1999.

     All organizations dealing with the Year 2000 must address the effect this issue will have on their significant business relationships including suppliers and customers. The Company is undertaking steps to work with third parties to understand their ability to continue providing services and products to support the Company's operations through the change to the Year 2000. If any significant Year 2000 problems are identified with third parties, contingency plans will be developed. For example, Primark products incorporate data derived from many different suppliers. A major component of the Y2K projects is reviewing each of the suppliers to ensure compliance on their part. Where there is any doubt that a supplier will not be taking reasonable actions to ensure compliance, the Company will seek alternatives within a suitable time frame.

     There are some older products that are not Y2K compliant that the Company will no longer support after 1999. All affected customers have been notified. All other Company products are Y2K compliant.

     The Company incurred $1.5 million related to the Y2K procedures in 1997 and expects to incur costs of $2.7 million and $2.6 million for the years ended December 31, 1998 and 1999, respectively. The Company expects to resolve every significant Y2K problem and have the solutions thoroughly tested by June 30, 1999.

     While the Company expects its Year 2000 efforts will be successful, if the modifications and replaced systems are not made compliant in a timely manner, it could result in a material effect on the Company. Additionally, the Company's products and services, are dependent on technological components, equipment and software that were developed by third parties and that may not be Year 2000 compliant. Failure of such third party components, equipment or software to operate properly with regard to the Year 2000 could interrupt ongoing operations or require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business and operating results.

  The European Economic and Monetary Union

     Beginning January 1, 1999, member states of the Economic and Monetary Union
(EMU) may begin trading in either their local currencies or the euro, the official currency of the EMU. Parties are free to choose the unit they prefer in contractual relationship during the transitional period, beginning January 1999 and ending June 2002.

     The Company has focused on the opportunities presented by the euro in order to become recognized by the market as a leader in euro preparedness. Technologically, a major milestone was reached at the end of September when all of the Company's "customer-facing" software was euro ready and available for customers to carry out their internal testing. On the content front, the Company continues to enhance its euro preparedness through the rapid expansion of euro data and indices. For example, the Company recently added euro denominated index futures contracts, the HSBC Euroblock smaller companies index and certain indices from the European Commission. The Company is also producing its own data such as calculated synthetic benchmark bond yields for the Eurozone, synthetic exchange rates and short-term interest rate series.

     The Company has shared its euro expertise with its customers in 19 "euro forums" being held around the world. These have been extremely well attended. Additionally, the Company is being asked by many major buy- and sell-side organizations to provide consultancy on the correct treatment of historical data beginning January 4th next year.

  Certain Factors That May Affect Future Results

     In addition to historical information contained herein, this report includes statements that may constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although Primark believes the expectations contained in such forward looking statements are reasonable, it can give no assurance that such expectations will prove correct. This information may involve risks and uncertainties that could cause the actual results of Primark to differ materially from the forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to (i) the risks associated with operating on a global basis, including fluctuations in the value of foreign currencies relative to the U.S. dollar, and the ability to successfully hedge such risks, (ii) the extent to which Primark seeks growth through acquisitions, and the ability to identify and consummate acquisitions on satisfactory terms, (iii) uncertainty regarding the development and market acceptance of new products (iv) loss of market share through competition, (v) deterioration in economic conditions, particularly in the financial services industry, and (vi) Primark's inability to complete the implementation of its Year 2000 plans on a timely basis.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

       27* Financial Data Schedule

     (b) The Company filed a report on Form 8-K on October 2, 1998 regarding the disposition of TIMCO.

---------------
* Indicates document filed herewith.


                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PRIMARK CORPORATION


                                       By: /s/ STEPHEN H. CURRAN
                                           ----------------------------------
                                           STEPHEN H. CURRAN
                                           EXECUTIVE VICE PRESIDENT AND
                                           CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL OFFICER)


Date: November 13, 1998