Form 10-K405
period 1998-12-31
PRIMARK CORP
filed 1999-03-31
CIK 356064

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-8260

                              PRIMARK CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  MICHIGAN                                      38-2383282
        (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

      1000 WINTER STREET, SUITE 4300N,
                 WALTHAM, MA                                    02451-1241
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                  781-466-6611
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
       Common stock, without par value                    New York Stock Exchange
                                                           Pacific Exchange Inc.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No __.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

     The aggregate market of the registrant's common stock held by non-affiliates as of February 16, 1999 was $483,791,568, based on the closing price on that day (New York Stock Exchange -- Composite Transactions). The number of shares outstanding of the registrant's common stock without par value on February 16, 1999 was 21,034,416.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Primark's 1998 Annual Report are incorporated by reference in
Part I, Item 1, and Part II, Items 5,6,7 and 8. Portions of Primark's 1999 Proxy Statement for its 1999 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 1998, are incorporated by reference in Part III, Items 10, 11, 12 and 13.

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
              Cover Page..................................................    i
              Index.......................................................   ii
PART I
  Item  1.    Business....................................................    1
  Item  2.    Properties..................................................   14
  Item  3.    Legal Proceedings...........................................   14
  Item  4.    Submission of Matters to a Vote of Security Holders.........   14
PART II
  Item  5.    Market for Registrant's Common Equity and Related              14
              Stockholder Matters.........................................
  Item  6.    Selected Financial Data.....................................   15
  Item  7.    Management's Discussion and Analysis of Financial Condition    15
              and Results of Operations...................................
  Item 7a.    Market Risk Disclosures.....................................   15
  Item  8.    Financial Statements and Supplementary Data.................   16
  Item  9.    Changes in and Disagreements with Accountants on Accounting    16
              and Financial Disclosure....................................
PART III
  Item 10.    Directors and Executive Officers of the Registrant..........   16
  Item 11.    Executive Compensation......................................   17
  Item 12.    Security Ownership of Certain Beneficial Owners and            17
              Management..................................................
  Item 13.    Certain Relationships and Related Transactions..............   17
PART IV
  Item 14.    Exhibits, Financial Statements, Schedules and Reports on       17
              Form 8-K....................................................
              Signatures..................................................   21

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Primark is a leading global information service provider of comprehensive financial, economic and market research information to investment, legal, accounting, banking, corporate and government customers. We develop and market "value-added" database and information products that cover established and emerging markets worldwide. Our proprietary analytical software applications provide for the analysis and presentation of financial, economic and market research information.

     We serve customers in the U.S., Europe and the Pacific Rim and compile, analyze, integrate, package and distribute current and historical data, news and commentary on financial securities, companies and markets worldwide. We own and maintain large-scale databases, which are accessed through our on-line distribution systems, the Internet and third-party distributors. Our databases are authoritative sources of data and analytics used by more than 5,000 organizations worldwide, including 75 of the top 100 banks, 82 of the top 100 investment managers, 28 of the top 50 insurance companies and 450 of the top 1,000 U.S. companies. We believe our customers value our products because of their high quality data as well as our understanding of niche markets, our ability to develop products to serve these markets and our superior customer service and support.

     Our business operations are integrated into three customer-focused divisions. Each division concentrates on specialized product sets, which address the needs of specific customer market groups. Our three operating divisions are:

     - Primark Financial Information Division. Primark Financial Information Division develops "enterprise-wide" products and services for major financial institutions on a global basis. It also has responsibility for all transactional products, both historical and real-time, as well as products supporting large-scale investment accounting functions, the individual investor and the referential needs of very large financial market customers. This division also manages the corporate network, PrimarkNet, which serves as the major external delivery channel to our customers on a global basis, as well as serving as an internal channel connecting all three Primark divisions. This division's product offerings serve most of our customer types and the division is a major service provider to the "sell-side" portion of the financial markets.

     - Primark Financial Analytics Division. Primark Financial Analytics Division concentrates on developing and marketing a wide variety of analytical products for money managers, fund sponsors and other investors. These products combine our databases, advanced software, analytical techniques and forecasts for all phases of the investment process. This division's product offerings concentrate on customers in the "buy-side" portion of the financial markets.

     - Primark Decision Information Division. Primark Decision Information Division develops, markets, and delivers information content products that are primarily focused in areas other than the financial marketplace, and also provides products and services for decision support to financial customers.

     We have established the Primark Data Company ("PDC") to support the data needs of our operating divisions. PDC is an essential element in the overall Primark strategy because of the necessity for high quality information provided on an efficient basis. PDC is responsible for collecting, verifying and organizing our equity pricing, indices, company account, ownership and economic data sets throughout the three divisions of Primark. With major operations in the United States, the United Kingdom, Ireland, India, and the Philippines, PDC provides global data knowledge and support to the our three divisions.

     Key factors in Primark's success are recognizable quality and international market acceptance of our branded products sold by the various business units within the divisions. Primark's business units and related brands by division include:

  PRIMARK FINANCIAL INFORMATION DIVISION

     - Datastream. Datastream, acquired in 1992, is one of the world's leading providers of global historical and fundamental real-time securities data and news covering more than 45,000 stocks from 59 countries, over 97,000 corporate and government bonds from 32 countries and more than 1,800 major indices.

     - ICV. ICV, acquired in 1996, is a leading provider in the U.K. of on-line equity trading products. In 1998, ICV had a market share of approximately 70% of on-line U.K. equities trading. ICV was the number one rated vendor to U.K. brokers by the 1996, 1997 and 1998 Kimsey Surveys.

     - Primark Investment Management Services. Primark Investment Management Services, acquired as part of Datastream in 1992, is a leading provider of computer-based accounting and other investment fund services, including portfolio valuation and performance measurement services, to money managers in the U.K. and, to a lesser extent, in continental Europe.

     - Disclosure/Worldscope. Disclosure, acquired in 1995, and Worldscope, with 50% equity interest acquired in 1995 and an additional 30% interest acquired in 1996, are two of the leading providers of "as reported" and abstracted financial information. These businesses have databases that include more than five million SEC filings by more than 16,000 U.S. companies dating back to 1968, as well as foreign company filings from more than 13,000 companies in 45 countries.

     - A-T Financial Information. On December 29, 1998, Primark executed a definitive agreement to acquire 100% of the outstanding common stock of A-T Financial Information, Inc. (A-T). The acquisition was completed on February 5, 1999. Founded in 1987, A-T is a provider of Windows-compatible financial market data and software to money managers, traders, banks and other institutional investors. A-T has launched an Internet site for individual investors, which is marketed as "A-T Attitude." The A-T suite of products represents leading real-time data and information capabilities and will be integrated with the full range of Primark's financial information products.

     - Extel. On February 22, 1999, Primark acquired the company fundamental data business and the Extel brand name ("Extel") from The Financial Times Group. Extel is a widely recognized brand name in the European and Asian markets and provides summarized financial statements for rapid corporate analysis, historical company accounts, image-based data, textual corporate profiles and company news to the investment industry worldwide. The Extel company fundamental data business will be integrated into the operation of the Primark Financial Information Division.

  PRIMARK FINANCIAL ANALYTICS DIVISION

     - I/B/E/S. I/B/E/S, acquired in 1995, is a leading provider of global earnings expectations, historical data on earnings surprises and research reports obtained from more than 800 brokerage firms and 7,000 research analysts on more than 17,000 companies worldwide.

     - Baseline. Baseline, acquired in 1997, offers a leading stock and portfolio analysis and selection system designed specifically for institutional portfolio managers.

     - Vestek. Vestek, acquired in 1994, is an international provider of portfolio information, analytics and consulting support to investment professionals.

  PRIMARK DECISION INFORMATION DIVISION

     - WEFA. WEFA, acquired in 1997, is an international provider of economic research, analysis and forecasts.

     - Primark Decision Economics. Primark Decision Economics, an unconsolidated company started in 1996 in which Primark has an equity interest of 20%, disseminates timely, value-added economic forecasts, analyses and commentaries covering the world's major economies and markets.

     - The Yankee Group. Yankee Group, acquired in 1996, is an international market research and consulting firm focusing on the communications and computing industries. In the most recent survey by Information Week Magazine, the Yankee Group was rated number one in credibility.

     Primark had net operating revenues of $277.1 million, $397.9 million and $434.5 million for the twelve months ended December 31, 1996, December 31, 1997 and December 31, 1998, respectively. Our principal sources of revenue are from customer subscriptions, royalty revenues from third party distributors and fees for consulting services. More than 80% of the Company's revenues are derived from subscription or royalty contracts. A majority of these contracts are paid in advance either quarterly or annually. For the twelve months ended December 31, 1998, approximately 82% of Primark's revenues were from subscriptions, 4% from royalties and 14% from other sources.

BUSINESS AND OPERATING STRATEGY

     Primark's business and operating strategy is designed to generate strong revenue growth and increased profitability by selling existing products, by integrating key products and operations, by launching and acquiring new products and by capitalizing on our international brands and comprehensive high quality data. The key elements of this strategy include:

     Expanding customer relationships and cross-selling. We believe that our customers have an increasing need for financial and economic information from a select group of integrated providers of such information. By cross-selling our variety of well-known brands, we believe that we are well positioned to serve this need. In addition to cross-selling, we believe that we will be able to expand relationships with existing customers by using our core products and services as platforms for launching new integrated database and analytic products drawn from multiple sources within Primark. Management also intends to further integrate our databases with our software products to encourage service expansion. Due to the low incremental cost of providing additional products and services to existing customers, we expect these measures to result in increased revenues and improved profit margins.

     Introducing new products, databases and service enhancements. We believe we can leverage our existing customer base, databases and technology to introduce new products and services. For example, Primark recently introduced I/B/E/S Active Express, an on-line platform for delivery of I/B/E/S information, as well as other databases; Piranha, a product enabling customers to manipulate and integrate data from multiple databases on the customer's desktop; and World Market Monitor, a daily, weekly, monthly or bi-annual economic report tailored to the needs of individual customers. We believe our ability to add new products will continue to provide us with a competitive advantage.

     Leveraging introduction of the euro. In 1998, approximately 50% of Primark's revenues were derived from European customers and we believe we are well positioned to continue to take advantage of the euro introduced on January 1, 1999. The euro is expected to lead to new European securities, increased cross-border investing and the liberalization of the European pension and retirement savings industry. We anticipate that all of these trends may also dramatically increase the demand for our products and services from our existing customers and attract new customers. Primark currently possesses a leading position in U.K. equities trading and provides one of the most comprehensive databases of European company filings available electronically. Management intends to capitalize on these trends by introducing new databases capturing European trading and company data, as well as software products and news services to serve the information needs of customers worldwide.

     Capitalizing on, and improving distribution through, new channels and new partnerships. We currently rely on a variety of distribution channels including proprietary software, on-line and satellite feed delivery, as well as third party distributors, paper-based services, CD-ROM and the Internet to distribute our products. We believe we can further capitalize on these distribution channels to introduce new products and services to both existing and new customers. Primark currently has contracts with America Online, E-Trade, Microsoft Investor, Quicken and Quote.Com, among others, to provide database products to on-line customers and will seek to expand these relationships further.

     Leveraging technology. We will continue to use advanced information technology to increase the efficiency, speed and flexibility of our data gathering, database construction and customer delivery efforts. For example, we plan to integrate our database platforms in order to optimize our product capabilities. We have begun to use new technology that we believe will facilitate the integration of multiple databases maintained in diverse computer systems for use by our analytics packages. This will allow us to leverage existing brands and databases to provide new products to new and existing customers. For example, through the use of advanced information technology, Primark has transformed Disclosure from a primarily paper-based business to one that now derives approximately 45% of its revenues from electronic delivery to the desktop. Also, we expect to continue to use new technology to leverage our brand name products and believe these efforts will increase revenues and improve margins.

     Providing superior customer service. Providing superior customer support and service is a key aspect of Primark's business philosophy and has contributed to a high customer retention rate. In 1998, this rate was approximately 85% for subscription products. Primark's sales and marketing staff, as well as our technical experts and consultants, work closely with clients, often on-site, to maximize the value of Primark products and services and to develop custom applications tailored to clients' information and software needs. We believe our superior customer service and support will continue to provide us with increased opportunities for additional product and service revenues.

     Capitalizing on integration of operating units. Primark has grown primarily through acquisitions over the last six years. In order to capitalize on the advantages expected to result from the integration of these acquired businesses, on June 30, 1998 we reorganized our twelve operating units into three divisions, to focus on common customer groups. We believe that the restructuring will enable us to reap benefits from combined marketing, sales and administrative operations, eliminate redundant production and delivery platforms, provide broader access to our customer base and deliver current and new product offerings faster and more efficiently.

BUSINESS AND PRODUCTS

  OVERVIEW

     Primark supplies information to investment and commercial banks, investment firms, corporations, government organizations, professional service firms and individual consumers. The organizations in the financial community generally can be divided into two groups, although there are hybrids and exceptions. One group consists of "buy-side" firms, which invest individual consumer assets or institutional pension funds. The second group consists of "sell-side" firms, which perform investment research, brokerage and trading functions, often combined with corporate finance services.

     Within the "buy-side," investment managers can be classified according to their particular style of investing -- large cap, small cap, emerging markets, value, growth, indices, etc. While the actual method by which they make investment decisions may vary according to their investment style, the overall investment process is essentially similar across all firms. It can be broken down into five major categories.

Asset                   Security              Portfolio                     Security Fund
Deployment & Criteria   Research & Selection  Construction & Tracking       Trading  Accounting

     Primark is involved in all aspects of the investment decision-making process. Primark Financial Analytics Division focuses extensively on the "buy-side" sector; however, depending on the functional activity, Primark may also have either of its other operating divisions supply information and analytical services to that function. For example:

          ASSET DEPLOYMENT CRITERIA. The allocation of resources across different asset categories -- equity versus fixed income, international versus domestic, industry selection. Our operations that serve these activities are through Vestek and I/B/E/S products (Primark Financial Analytical Division) and WEFA and Primark Decision Economics products (Primark Decision Information Division).

          SECURITY RESEARCH AND SELECTION. The evaluation of individual investment securities. Depending on the investment approach used -- technical, fundamental or quantitative -- the information needs will be different, as will the analytical tools. Our operations that serve these activities are Datastream, Disclosure, Worldscope, Extel and ICV products (Primark Financial Information Division) and Baseline, I/B/E/S and Vestek products (Primark Financial Analytics Division).

          PORTFOLIO CONSTRUCTION AND TRACKING. The process of creating a portfolio of individually selected securities that collectively possesses the appropriate risk and return characteristics. Primark Financial Analytics Division serves these activities through the Vestek and Baseline products.

          SECURITY TRADING. The actual buying and selling of individual securities. Timing, costs and other technical factors play important roles in the efficient execution of a tracking strategy. Primark Financial Information Division's ICV and A-T products serve these activities.

          FUND ACCOUNTING. The accounting for the investment management process on an intra-day, daily, weekly, monthly and annual basis. This includes accounting for portfolio valuation, transactions, tax, regulatory and client reports and performance measurement. Our operations that serve these activities are the Datastream and Primark Investment Management Services products through Primark Financial Information Division and the Vestek product through Primark Financial Analytics Division.

     The "sell-side" firms are involved in many aspects of the investment cycle. Each of these aspects is generating stronger demand for more and better financial and economic information. All of Primark's divisions offer products essential to these firms, with Primark Financial Information Division representing the largest share of those offerings. Some of the functions performed by the "sell-side" include:

          BROKERAGE. This involves the generation and fulfillment of buy and sell orders for specific securities from money managers, trust departments, insurance companies and individuals. Information from Primark Financial Information Division, through ICV, A-T, Datastream and Disclosure, as well as I/B/ E/S and WEFA information, through Primark Financial Analytics Division and Primark Decision Information Division, respectively, are useful in this process.

          RESEARCH. Analysts study corporate securities and other investment instruments to estimate the likely returns from these investments and arrive at buy and sell recommendations. Primark Financial Information Division's Datastream, Disclosure, Extel and Worldscope, together with I/B/E/S and WEFA (Primark Financial Analytics Division and Primark Decision Information Division, respectively) provide useful data and tools to the investment research analyst, as well as distribution systems for the results of their work.

          TRADING. The actual process of identifying buyers and sellers of securities and executing orders, whether for customers or the firm's own account, make up the bulk of activities in trading. Such orders are usually accomplished through exchanges for most equities, options and futures, while bonds and foreign currencies are more often traded directly or through other brokers. Primark Financial Information Division's ICV products directly support the trading process in London with quotes and news. However, traders have become interested in value-added data as trading strategies have become more sophisticated. To meet this need, we have various products that combine quotes and news from ICV or A-T with fundamental information, analyses and forecasts from our other business units. Similarly A-T's products fulfill the same role in North America.

          CORPORATE FINANCE. The traditional investment banking functions involving the underwriting of securities, determining capital structure and merger and acquisition activity are very information intensive. All three divisions, through the products of Datastream, Disclosure, Extel, Worldscope, I/B/ E/S and WEFA, provide extensive support to investment bankers.

          In addition to the financial community, our customers include corporations and governmental organizations.

          CORPORATIONS. To aid in the increasing competition in the global marketplace, corporations require greater financial and economic information on countries, markets and competitors. Our operations that serve those needs are Primark Financial Information Division's Disclosure and Worldscope, Primark Financial Analytics Division's I/B/E/S and Primark Decision Information Division's WEFA, Primark Decision Economics and Yankee Group products.

          GOVERNMENTAL ORGANIZATIONS. As issues related to commerce, trade and international finance gain prominence in governmental decision-making, along with fiscal and monetary policy, governmental organizations require greater amounts of financial and economic data. Our operations that serve these needs are Primark Financial Information Division's Disclosure, Primark Financial Analytics Division's I/ B/E/S, Primark Decision Information Division's WEFA, Primark Decision Economics and Yankee Group products.

     The decision to organize Primark under the current divisional structure was made in June of 1998, and is an important step in fully integrating operational functions within Primark to meet customer needs efficiently and to allow for further market penetration with existing and new product offerings.

  PRIMARK FINANCIAL INFORMATION DIVISION

     The Primark Financial Information Division recorded $306.4 million of revenues for the 1998 fiscal year. This represented 70.5% of Primark's total revenues. Primark Financial Information Division generated $216.0 million of revenues outside of North America with $122.8 million of those revenues coming from Datastream products, $55.2 million from ICV, $27.4 million from Primark Information Management Services and the remaining $10.7 from Disclosure. The $90.3 million generated in North America represented $63.0 million from Disclosure, $10.6 million from Worldscope and $16.7 million from Datastream sales.

     Datastream. Datastream provides global historical economic and financial information to customers worldwide and, together with Primark Investment Management Services products, is a leading provider of computer-based accounting and other investment fund services in the United Kingdom.

     The core of Datastream's products is its centralized data system. This system maintains a series of linked databases of extensive international economic and financial data collected from wire services, official publications of national agencies, stock options and futures exchanges, other information vendors, and brokers, dealers, banks and issuers. Customers have online access to Datastream's databases through personal computers, networks or workstations. Datastream's products and services enable customers to perform extensive investment research and analysis, investment administration and portfolio valuations on securities in all major markets, and to produce graphics, statistics, time series analysis and perform other analytical functions. Datastream's products and services fall into two principal categories -- investment research and fund management services.

     Investment research services accounted for approximately 82% of Datastream's total revenues for the fiscal year ended December 31, 1998 and 85% for each of the fiscal years ended December 31, 1997 and 1996. These services consist of a set of software programs to manipulate, analyze and present financial and economic information obtained from Datastream's databases. The software is designed to facilitate the customers' access to data from any of Datastream's databases and to manipulate this data through a variety of pre-programmed and user-defined ways to produce graphs, tables and reports and to perform analyses.

     Fund management services accounted for approximately 18%, of Datastream's total revenues for the fiscal year ended December 31, 1998, and 15% for each of the fiscal years ended December 31, 1997 and 1996. Fund management services, available through Primark Information Management Services, provide investment accounting, portfolio valuation and performance measurement activities.

     A critical component of Datastream's business is the data itself. Datastream's principal supply requirements are for raw financial data, which through the Primark Data Company are acquired from numerous data suppliers worldwide or developed internally. Once acquired, and edited, the data sets are stored in Datastream's databases for access and manipulation through Datastream's applications and value-added software programs. Data suppliers generally retain ownership of the raw data, but allow Datastream and its customers the use of such data. Datastream places great importance on the quality of its data and has developed a program to continuously review its data sources to ensure quality, control and continuity. Wherever possible, Datastream develops multiple sources of data to provide backup and cross checking.

     Data relating to equities include pricing information for earnings and dividends on approximately 45,000 stocks from 59 countries, including all major markets and many emerging markets. This data includes historical earnings and dividend data, as well as forecast data supplied by market specialists. Data relating to bonds include maturity and yield on approximately 97,000 corporate and government bonds from 32 countries, all Eurobonds and related indices. Data relating to futures and options includes current prices, previously traded prices, trading volume and intra-day high and low values from the international options and futures exchanges, including LIFFE (London), MONEP and MATIF (Paris), SOFFEX (Switzerland), EOE (Amsterdam), DTB (Germany), Chicago and Philadelphia.

     Datastream has included databases from I/B/E/S, Disclosure, Worldscope and WEFA as an integral part of its investment research services and will integrate information from Extel. Consequently, it helps these Primark companies gain additional customers, as well as customers new to Datastream. Datastream has also installed the full Disclosure index on its online system and offers index searches and electronic ordering of hard copy documents to Datastream users. Vestek is also developing investment management software products that have been marketed and supported by Datastream's European sales and service personnel. This responsibility for the European sales and service of Vestek products has now been shifted to I/B/E/S' European operations as part of the initiatives to integrate operations within Primark Financial Analytics Division.

     ICV. ICV provides real-time, on-line prices, news and research on the U.K. equities market as well as systems for order entry and trade reporting. Our software combines real-time prices with news and other data in a unique format, which we believe has become the standard presentation for U.K. equity data. ICV has incorporated Datastream's historical information as an add on to its major product, TOPIC, and is continuing to integrate both Primark company fundamental data and third party data into its major products.

     The core of ICV products is its central systems that take real-time data from several exchanges and combine the prices with news. The information is then broadcast to a customer base of nearly 9,000 terminals using the datacast bandwidth on terrestrial television, leased telecommunication circuits or via satellite. The data is broadcast to customers' systems, the signal is decoded, stored on a local database and presented on user screens utilizing software designed and maintained by ICV. Timeliness and reliability are important aspects of ICV's service. ICV's central systems are designed to provide state-of-the-art timeliness by handling incoming data within a few milliseconds through a program code that resides in memory. Reliability is provided through several back-up sites. Our investment in trading systems has allowed for the set up of a U.K.-wide interactive network that can be used to link customers' offices and provide a future conduit to any new data sources ICV may acquire or develop in the future. ICV's two principal products are TOPIC and Market-Eye.

     TOPIC services accounted for 60%, 53%, and 47% of ICV's total revenue for the fiscal years ended December 31, 1998, 1997 and 1996, respectively. TOPIC services provide real-time data on prices and comparative quotes from market makers combined with historical data and broker research. During 1997, the London Stock Exchange moved to an electronic order driven market. In connection with this change, ICV was able to meet its customers' requirements for an interactive trade execution and reporting system through extensions to its TOPIC product. The TOPIC services are used by traders and fund managers, stockbrokers, U.K. clearing banks and major publicly traded corporations.

     Market-Eye services accounted for 10%, 12%, and 11% of ICV's revenue for the fiscal years ended December 31, 1998, 1997 and 1996, respectively. Market-Eye is predominantly used by small brokers, financial planners and private investors and is accessible via the Internet. The data include prices and news and may be combined with analytical and charting packages supplied by third parties.

     ICV has leveraged its existing technology through alliances with other information companies, providing access to new markets. During 1996, ICV entered into an agreement with Merrill Lynch to leverage its technology with Merrill Lynch's expertise in live trading systems. Also during 1996, Primark and ICV entered into an agreement with Dow Jones & Company, Inc. and its subsidiary Dow Jones Markets to develop an international equity trading information product by combining ICV's technology, Datastream and other Primark subsidiaries' historical databases, the global news capability of Dow Jones and the data capability of Dow Jones Markets. The product was named the Primark/Dow Jones Equities Service.

     On May 29, 1998, Dow Jones & Company Inc. announced that it had closed the sale of its wholly owned subsidiary Dow Jones Markets to Bridge Information Systems, Inc. Although both Dow Jones & Company and Dow Jones Markets are separately contractually obligated to provide news and financial information for the Primark/Dow Jones Equities Service product, we did not begin to sell that product in mid-1998 as originally planned. This suspension of sales occurred even though development work on the Primark/Dow Jones Equities Service and client testing was completed with positive reactions. Since Bridge is both a competitor and also a supplier, we wanted to ascertain whether the change in the ownership of Dow Jones Markets would adversely affect the performance of the Primark/Dow Jones Equities Service in any way before placing the Primark/Dow Jones Equities Service in operational use at client sites. On September 9, 1998, Dow Jones Markets advised ICV that it would change the datafeed for the Primark/Dow Jones Equities Service from the original "Marketfeed" supplied by Dow Jones Markets to a datafeed provided by Bridge. In our opinion, considerable cost and time would be required to reprogram the Primark/Dow Jones Equities Service to use this new Bridge feed and the resulting product would not work as well. We are renegotiating and expect to provide the market with a successor product that is wholly owned and controlled by Primark, but including news from Dow Jones and Company, Inc. and possibly certain data from Bridge Information Systems, Inc.

     Disclosure. Disclosure is a leading provider of "as reported" and abstracted financial information throughout the world, distributing information on more than 16,000 U.S. companies and 13,000 foreign companies, derived from a variety of government and third-party sources. Disclosure's proprietary content is provided on a subscription and per use basis through electronic media such as online services and compact laser discs, as well as through printed products. Disclosure's customers include investment and commercial banks, money managers, corporations, law, accounting and consulting firms, libraries and universities.

     Disclosure's financial information products and services are based upon a wide spectrum of SEC documents such as Forms 10-K and 10-Q, proxy statements, registration statements and material event reports, and increasingly non-SEC documents such as foreign company financial filings, news, economic data, pricing information and U.S. and foreign annual reports. The information included in Disclosure's products is obtained through contractual relationships with the SEC and major stock exchanges, from other Primark companies and through commercial acquisition of the information. Once acquired, Disclosure indexes, tags, abstracts and formats the information to allow for ease in navigation, searches and analysis.

     Primark considers Disclosure's electronic media business, comprised of Global Access, Worldscope, compact discs and revenues from third party distributors of its value-added database products, as representing Disclosure's next generation of product offerings. These products now represent approximately 45% of Disclosure's overall revenues, up from less than 20% in the beginning of 1996.

     Disclosure's image-based services are delivered through the Global Access and Laser D products as well as through Research Centers located in major cities. Global Access is a web-based front end that offers: on-line and real-time access to Disclosure's proprietary electronic index of public company documents; on-line delivery of Disclosure's value-added EDGAR database; access to over ten years of data on 29,000 companies in the Worldscope and SEC databases; institutional and corporate ownership data; and links to third-party content such as I/B/E/S, WEFA and industry news. Global Access provides real-time broadcast alert functionality as well as desktop full text and field searching and screening of company and industry information with direct downloading to spreadsheets and word processors. Laser D is a multi-disc CD-ROM document database that provides a desktop library of information to high volume document users who require immediate access to documents filed with the SEC, banking agencies and U.S. and foreign stock exchanges. The Research Centers are staffed by research specialists who assist customers in locating requested information and produce alert services for customers who want early identification of specified documents. Approximately 84%, 82%, and 81% of Disclosure's total revenues were derived from document services for the twelve months ended December 31, 1998, 1997 and 1996, respectively.

     Disclosure also provides products that access value added databases that can be machine read and manipulated by end users. Disclosure's Global Researcher and Compact D products provide the capability to perform sophisticated searching of financial and text information on more than 29,000 companies. These products also provide reporting and graphing functionality. Proprietary Disclosure databases include: EdgarPlus (SEC filings with value-added navigational and style tags); the Securities Exchange Act database, with more than 11,000 U.S. company profiles and financial statement abstracts dating back more than 10 years; and other databases on institutional corporate insider transactions. These proprietary databases are offered directly by Disclosure and also by third-party vendors, which target both the commercial and consumer markets, enhancing Disclosure's product through their hardware, software and market focus. Such vendors include America Online Inc.: Bridge Information Systems, Inc., FactSet Research Corp., Lexis-Nexis, UMI Inc. and West Publishing Co. Approximately 16%, 18%, and 19% of Disclosure's total revenues were derived from database services for the years ended December 31, 1998, 1997 and 1996, respectively.

     Worldscope. Worldscope contains a collection of descriptive profiles and standardized financial statements on more than 20,000 companies in 45 countries and has been fully integrated into Disclosure's product line. The Worldscope database is standardized to a common definition of generally accepted accounting principles across all major countries, indexed and organized for cross-border screening and searching. In addition to its global database, Worldscope offers an emerging market database. Worldscope products are delivered via third-party distributors, CD-ROM and online platforms. In October 1996, Primark acquired an additional 30% ownership in Worldscope, giving Primark an 80% controlling interest. Primark is presently in negotiations to acquire the remaining 20% interest in Worldscope.

  PRIMARK FINANCIAL ANALYTICS DIVISION

     The Primark Financial Analytics Division generated $75.7 million of revenues for the 1998 fiscal year. This represented 17% of Primark's total revenues. Within Primark Financial Analytics Division, I/B/E/S accounted for $40.4 million, Baseline $24.9 million and Vestek $10.5 million of revenues.

     I/B/E/S. I/B/E/S is a leading source of global earnings expectational information for investors, financial institutions and portfolio managers worldwide. I/B/E/S collects and processes earnings per share estimates provided by more than 7,000 individual securities analysts, representing approximately 800 firms, on more than 17,000 companies globally. The estimates and related data are delivered through third party distributors and I/B/E/S Express, a proprietary software delivery system. Many I/B/E/S products permit the customer to perform analytical functions and are enhanced by reports and graphics.

     I/B/E/S has expanded its product line by launching I/B/E/S Trapeze, a real-time, electronic brokerage research distribution system. This state-of-the-art technology delivers brokerage reports to managers' desks in New York, London and other financial centers within a few moments, complete with color graphics, audio and video capabilities.

     Baseline. Baseline provides portfolio managers at investment companies, banks, investment consulting firms and other institutional investors with online valuation graphics that portray critical financial information on more than 7,000 U.S. companies. The Baseline product consists of data and software that manipulates, analyzes and graphically presents company financial information to end users through personal computers, typically linked by computer networks.

     Baseline's principal supply requirements are for raw financial data which is acquired from numerous data suppliers including other Primark companies. Once acquired, the data is verified, manipulated and stored in Baseline's database for manipulation through Baseline's applications and daily transmission to customers. Baseline places great importance on the quality of its data and has developed a program to review its data sources continuously to guarantee quality control and continuity. Wherever possible, Baseline develops multiple sources of data to provide backup and cross checking.

     Vestek. Vestek develops, markets and supports investment information services and application software used to manage, analyze and optimize institutional portfolios of equity, fixed income and other financial instruments. Vestek also provides consulting services for investment managers and plan sponsors. Through its international sales force, Vestek currently serves more than 250 clients in nine countries.

  PRIMARK DECISION INFORMATION DIVISION

     The Primark Decision Information Division generated $52.5 million of revenues for the 1998 fiscal year, representing 12% of Primark's total revenues. Within Primark Decision Information Division, WEFA accounted for $29.0 million, and the Yankee Group $23.4 million. Revenues from Primark Decision Economics are not included in the Primark Division Information Division totals as Primark Decision Economics is not a majority owned operation and is accounted for on the equity method.

     WEFA. Founded by Nobel Laureate Economist Lawrence R. Klein, who remains active in the business, WEFA is a leading provider of international value-added economic information, software and consulting services to companies, governments, universities and financial institutions. WEFA provides analysis and forecasts for 60 industries across 60 countries through its Global Industrial Outlook Service, its electronic database and a semi-annual publication. WEFA recently introduced the World Market Monitor, a desktop application for tracking and analyzing global economic conditions. Targeted to financial institutions and corporations, the product provides users with economic, demographic and financial information on 175 countries.

     Primark Decision Economics. In August 1996, Primark invested in a joint venture with noted economist Dr. Allen Sinai. This joint venture is called Primark Decision Economics, Inc. and Dr. Sinai has been its Chief Executive Officer and Chief Global Economist from the outset. The purpose of this venture is to disseminate timely value-added economic forecasts, analysis and commentaries covering the world's major economies and markets, and to support real-time and longer-term decision-making by financial institutions, corporations and governments engaged in trading, investing and planning.

     The Yankee Group. The Yankee Group consists of a global team of highly skilled technology and market experts who focuses on identifying current trends and future directions in the communications and computer industries for business and consumer markets. The Yankee Group markets these insights by providing strategic planning, technology forecasting, consulting and market research to clients worldwide, including vendors and users of major computer and communications systems and services. The Yankee Group's products and services fall into three principal categories -- planning services, custom consulting engagements, and seminars and conferences.

     Planning services accounted for 66% of total revenues for each of the years ended December 31, 1998 and 1997 and 71% for the year ended December 31, 1996. An annually renewable planning service subscription provides a customer with consultation time with a research analyst, quarterly audio conferences, access to the Yankee Group's published research reports and white papers in both electronic and paper formats and discounts on seminars. The Yankee Group currently offers 22 planning service packages covering a broad variety of topics in communications and computing.

     Custom consulting engagements, seminars and conferences, and reports accounted for 34% of total revenues for each of the years ended December 31, 1998 and 1997 and 29% for the year ended December 31, 1996. Custom consulting engagements often result as an extension of planning services when an inquiry or a study is more extensive than that offered through a planning service subscription. Custom consulting contracts are also entered into with external parties when the company considers the study to be of strategic importance. The Yankee Group holds an average of 15 to 20 seminars or conferences a year, often in collaboration with industry publication houses.

CUSTOMERS

     No single customer of the information business accounts for more than 2% of our Company's consolidated revenues.

  Primark Financial Information Division

     Datastream/ICV's customers include approximately 5,000 financial organizations in 52 countries, including investment bankers, brokers, investors, fund managers, insurance companies and market makers that use financial and economic information. Other users include publishers of financial journals and daily newspapers, business schools and universities. Datastream/ICV's customers typically subscribe through annual contracts. Of Datastream/ICV's revenues, 62% were derived from the UK, 22% were from Europe, 10% from Asia and 6% from North America. These contracts are automatically renewed unless notice of cancellation is given two to three months before the annual renewal date. In 1998, the renewal rate was 93%.

     Disclosure's and Worldscope's customer base includes the majority of U.S. investment banks, money managers, corporations, law and accounting firms, together with other institutions and individuals performing financial research. Disclosure also distributes its information through over 50 third party vendors. Subscription services accounted for 69%, 62%, and 53% of Disclosure/Worldscope's revenues for the fiscal years ended December 31, 1998, 1997 and 1996, respectively. In 1998, Disclosure/Worldscope experienced a renewal rate for its subscription services of 90%.

  Primark Financial Analytics Division

     I/B/E/S directly serves more than 2,250 customers worldwide and thousands more through its distribution networks. I/B/E/S' customers are represented by financial institutions and portfolio managers worldwide, with particular interest by the quantitative analysts who access and download information directly into analytic models. I/B/E/S products are also sold to end users, such as management consultants and traditional investment analysts who utilize I/B/E/S for general research. Approximately 84% of I/B/E/S' 1998 revenues were derived through annual subscription contracts of which 10% were through soft dollar arrangements. In 1998, I/B/E/S experienced a renewal rate for its subscription services of 92%.

     Baseline serves over 6,000 portfolio managers in nearly 600 organizations, including investment companies, banks, investment consulting firms, and other institutional investors located throughout the U.S. and Canada who typically subscribe through bi-annual and annual contracts. These contracts are automatically renewed unless notice of cancellation is given before the renewal date. In 1998, Baseline experienced a renewal rate for its subscription services in excess of 95%.

     Vestek's clients include major banks, plan sponsors, consultants, insurers and investment managers. The majority of Vestek's revenues are derived from online subscription services. In 1998, Vestek experienced a renewal rate for its subscription services of 92%.

  Primark Decision Information Division

     WEFA has approximately 1,600 customers operating in corporations, financial services, governments, utilities and other businesses. WEFA performs consulting and planning services to analyze the potential impact of various economic alternatives faced by its customers. In 1998, WEFA experienced a renewal rate for its subscription services of 86%.

     The Yankee Group's customers consist primarily of suppliers and users of computer and communication technology. Yankee's customer base includes major consulting firms, telecommunications companies, computer hardware manufacturers, software companies, research analysts and the information technology departments of major corporations.

MARKETING

     The products and services of Primark's information companies are marketed worldwide. Increasingly, the individual Primark companies are offering each other's data through their own delivery platforms.

  Primark Financial Information Division

     Datastream is located in London, England and has sales personnel which support the full spectrum of Primark Financial Information Division product offerings through offices located in Australia, Belgium, Canada, England, France, Germany, Hong Kong, Italy, Japan, Luxembourg, the Netherlands, Singapore, South Korea, Spain Sweden, Switzerland, Thailand and the United States. ICV is located in London, England and has sales and support offices throughout the U.K. The products of Primark Financial Information Division include data from I/B/E/S and WEFA.

     Disclosure and Worldscope market and distribute their products predominately in the U.S. Disclosure extends its sales and marketing reach with Research Centers and through the combined Primark Financial Information Division sales force. Disclosure has incorporated I/B/E/S and WEFA data in its Global Access platform.

     Since the creation of Primark Financial Information Division, the sales and customer support operations of all Primark Financial Information Division units have been integrated with separate managers for the overall range of activities for North America and for the rest of the world.

  Primark Financial Analytics Division

     I/B/E/S, headquartered in New York City, with offices in London, Hong Kong and Tokyo, delivers its products directly to customers via state-of-the-art electronic delivery media. I/B/E/S Active Express is a PC-based proprietary software, database management and communications package. The I/B/E/S Active Express platform separately provides portions of the data from Disclosure, WEFA and Vestek. I/B/E/S also offers its products through a network of more than 30 electronic third-party distributors including Bloomberg L.P., Bridge Information Systems, Inc., Datastream/ICV, FactSet Research Corp., FAME, Onesource, Reuters Group PLC, S & P Compustat and Vestek. These third-party distributors offer I/B/E/S a mechanism to reach new markets and link I/B/E/S data to other databases and applications software.

     Baseline's product is targeted primarily toward portfolio managers of domestic equities and carries portions of both I/B/E/S' and Disclosure's data as part of its product offering. Baseline delivers its product directly to customers via an online advanced electronic delivery platform. Baseline markets its product through its own domestic sales force.

     Headquartered in San Francisco, Vestek's products are marketed through its sales force located in New York, Los Angeles and Japan. Vestek's European sales operations are integrated within I/B/E/S, covering all of Europe from I/B/E/S' London office. Vestek includes data from I/B/E/S, Worldscope and Datastream in portions of its product line.

  Primark Decision Information Division

     WEFA markets its products through its international sales force. With headquarters in Philadelphia, WEFA has offices in several U.S. cities and in the U.K., Germany, France, South Africa and Mexico. WEFA also employs analysts in other countries. WEFA delivers its data online through I/B/E/S, Disclosure and Datastream/ICV, as well as through its own electronic distribution platform. WEFA believes its historical association with the Wharton School of Business and with Nobel Laureate Lawrence R. Klein gives it a distinct advantage in the marketplace.

     The Yankee Group markets its services internationally primarily through its own sales force. We consider its historic record of accurately forecasting the general direction of communication and computing technology, together with its focus on customer support, as its greatest competitive advantages. The Yankee Group's industry analysts are the company's critical resource. These individuals have significant expertise in their areas of concentration, gained through industry experience, constant study of the technology market and ongoing dialogue with vendors and consumers in the industry. The Yankee Group headquarters are in Boston, with offices in other U.S. cities, London and Tokyo.

COMPETITION

     The global information industry is highly competitive. There are many large and successful companies in the information services industry that supply financial, economic and market research data that compete with products and services provided by Primark's information businesses.

     Principal competitive factors include the quality, reliability and comprehensiveness of the analytical services and data provided, flexibility in tailoring services to client needs, experience, innovation, the capability of technical and client service personnel, data processing and decision support software, reputation, price and geographic coverage. We distinguish our products through our broad international coverage, wide range of databases, accuracy of data, proprietary software applications, reputation, experience and quality of customer support provided.

     Our ability to remain competitive in the information market will depend largely upon our ability to maintain and develop new products and access new markets in a cost efficient manner, as well as the integration of all our information products and services.

TECHNOLOGY DEVELOPMENT

     An essential element in our strategy has been to offer proprietary value-added content through state-of-the-art delivery systems that incorporate the latest improvements in information technology. Over the past several years, through selected acquisitions and internal development, the information technology organizations of our financial, economic and market research businesses have been strengthened, operations and reliability have been improved, software development and maintenance procedures have been upgraded and major steps have been taken toward euro and Y2K compliance. We believe that our information technology resources provide us with enhanced capabilities. In addition, we intend to take additional steps to further integrate these information technology functions.

     One of the most promising areas for immediate integration is in building the Primark Telecommunications Network, a worldwide network for Primark that integrates all telecommunications requirements in a common architecture, providing greater capacity and a higher level of service at lower costs. We anticipate that the Primark Telecommunications Network will also facilitate the delivery of new products to our entire customer base. The Primark Telecommunications Network will provide facilities such as high-speed image transmission, bulk data downloading and voice/data transmission on the same lines. Elements of the Primark Telecommunications Network will also allow for the internal data exchange needed to share data effectively for the creation of new products.

     We have developed a database and software capability called the Primark Information Optimizer. The Primark Information Optimizer is essentially creating a unified and integrated database for all of Primark, while each of its components remain as independent databases compatible with existing legacy products. The Primark Information Optimizer will enable the rapid development of new products and allow each Primark company to readily deliver all relevant Primark data to our customers. We plan to use the capabilities of the Primark Information Optimizer in a data and software product that can be offered to financial clients for their internal use in retrieving and standardizing information in multiple formats and stored in multiple databases.

TRADEMARKS

     Primark's information companies hold numerous trademarks worldwide that are subject to continuous renewal. These trademarks are significant to our business, and are registered in all of our major markets to ensure recognition among our many global trading customers.

EMPLOYEES

     At December 31, 1998, Primark and its subsidiaries employed approximately 2,900 people. We believe our relationship with our employees is excellent.

ITEM 2.  PROPERTIES

     We currently occupy our principal executive offices, comprised of approximately 17,848 square feet, in Waltham, Massachusetts under lease agreements that expire in July 2001 with provision for two five-year renewal options.

     Baseline occupies 23,000 square feet of space at its New York headquarters. Baseline's lease for its New York headquarters expires in 1999. Baseline has signed a lease for 59,000 square feet at New York's World Trade Center which expires in 2015. Baseline also has an office in Philadelphia.

     Datastream's two principal office facilities are located in London, England. Comprised of an aggregate of 100,995 square feet, these facilities are occupied under lease agreements that expire in 2005 and 2018. Through its affiliates, Datastream also occupies, under short-term leases, an aggregate total of approximately 55,000 square feet of office space, principally located in Australia, Belgium, Canada, England, France, Germany, Hong Kong, Italy, Japan, Luxembourg, the Netherlands, Singapore, South Korea, Spain, Sweden, Switzerland, Thailand and the United States.

     Disclosure's headquarters, comprised of approximately 99,640 square feet, are located in Bethesda, Maryland. The property is occupied under lease agreements that expire in 2006. Disclosure's regional offices occupy approximately 63,900 square feet of office space under various lease terms. These offices are located in California, the District of Columbia, Georgia, Illinois, Massachusetts, New York and Texas.

     I/B/E/S occupies 39,800 square feet of space at its New York City headquarters under a lease agreement that expires in 2007. Additional office space totaling 10,950 square feet is located in England, Hong Kong and Japan.

     ICV's facilities occupy approximately 36,000 square feet of space that expires in 2003, and are located primarily in England.

     Vestek occupies approximately 13,555 square feet of space at its San Francisco headquarters under a lease agreement that expires in 1999 with provision for one five-year renewal option.

     WEFA occupies 45,550 square feet of space at its Pennsylvania headquarters under a lease agreement that expires in 2005. Additional office space of approximately 29,700 square feet is leased in Canada, Europe and South Africa.

     The Yankee Group occupies approximately 23,600 square feet of space at its Boston headquarters under a lease agreement that expires in 2003 and has international offices located in London and Tokyo.

ITEM 3.  LEGAL PROCEEDINGS

     Our management believes that the outcome of all pending legal proceedings will not, individually, or in the aggregate, have a material adverse effect on our business, results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the last quarter of 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed and traded on the New York Stock Exchange and the Pacific Exchange Inc. Other information set forth in the section entitled "Supplementary Information -- Quarterly Data" on page 43 of the Company's 1998 Annual Report is incorporated by reference herein.

     Since 1988, the Company has not paid cash dividends on common stock to its shareholders in order to reinvest available cash in the Company's operations. Information regarding restrictions on the Company's ability to pay cash dividends on its common stock is incorporated by reference herein from Note 6 to the Consolidated Financial Statements entitled "Short-Term and Long Term Debt" on page 27 of the Company's 1998 Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth in the section entitled "Selected Financial Information -- Five Year Data" on page 42 of the Company's 1998 Annual Report is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The information set forth in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 37 through 41 of the Company's 1998 Annual Report is incorporated by reference herein.

ITEM 7A. MARKET RISK DISCLOSURES

Foreign exchange Market Risk

     A significant portion of Primark's revenues is denominated in currencies other than the U.S. Dollar. The majority of Primark's revenues are generated from subscription arrangements of up to two years in duration. Additionally, a significant percentage of Primark's operating costs is denominated in foreign currencies. Foreign currency denominated expenses contains a different mix from foreign revenues. The primary market risk that Primark faces is the risk of the U.S. Dollar strengthening versus the Euro, Swiss Franc, Swedish Krona and Japanese Yen.

     Derivatives related to the foreign exchange market risk category are utilized to reduce the exposure of the Company's operating income to excessive foreign currency fluctuations. Certain principles underlying Primark's foreign exchange risk management strategy include:

- Derivative contracts should be assigned to an identified cash flow exposure and the notional amount of such derivative will not exceed the amount of the underlying exposure.

- Levels of foreign exchange hedging will not exceed 90% for exposures with a horizon within the next 12 months and 75% for the following 12 months.

- Options can only be written as part of a matched combination strategy or collar with no net premium received.

     Primark Corporation has adopted value at risk ("VAR") analysis as a management tool to quantify the potential impact of exchange rate volatility on future operating income. VAR is a measure of the potential loss on a portfolio within a specified time horizon, at a specified confidence interval. The Company defines loss as the reduction in the value of operating income denominated in U.S. Dollars. The VAR calculation parameters and assumptions are as follows:

- Daily volatility and correlation data.

- Portfolio data is the four-quarter estimated operating income foreign currency exposures of each Primark subsidiary.

- Horizon is one fiscal quarter (65 business days)

- Home currency is U.S. Dollar

- Confidence Interval is 95%

- VAR Method is Monte Carlo using historical correlation and volatility data sets

- Periodicity of VAR calculation is quarterly.

     Based on the VAR model, Primark estimates there is a 5% chance that the forecast for operating income for the coming four quarters will deteriorate due to foreign currency movements over the next calendar quarter by more than $2.43 million before hedging and $2.32 million after taking into account the Company's hedging portfolio. Hedging instruments included in the VAR calculation include all foreign currency forward and option contracts held at December 31, 1998.

Interest Rate Market Risk -- Not for Trading

     The Company has an undrawn revolver of $225 million, which carries an interest rate that varies with LIBOR. In December 1998, the Company issued $150 million, 9 1/4% subordinated debt due December of 2008. An increase in interest rates would increase the cost to borrow funds under the revolver. An increase in interest rates would cause the market value of an investment in the Company's fixed debt to decrease which would benefit the shareholders of the Company.

     The Company does not enter into interest rate derivatives for trading purposes. Derivatives contracts entered into relate to specific financial liabilities or assets with either fixed or floating interest rates attached. The objective of the Company's interest rate risk management program is to optimize and regulate the mix of fixed and floating rate assets and liabilities recorded on the Company's balance sheet with consideration given to management's plans for future investments, divestitures and financing. To manage its interest rate exposures, the Company typically utilizes rate agreements, swaps and options. At December 31, 1998, the Company was not a party to any outstanding interest rate derivative agreements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and the related notes thereto and the Report of Independent Auditors, as contained on pages 18 through 36 of the Company's 1998 Annual Report, and the "Supplementary Financial Information -Quarterly Data," as contained on page 43 of the Company's 1998 Annual Report, are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth in the section entitled "Election of Directors" in the Company's 1999 Proxy Statement for its May 1999 Annual Meeting of Shareholders is incorporated by reference herein. Information with respect to the executive officers of the Company as of February 16, 1999 is set forth below. The Company's Board of Directors elect officers generally for one-year terms expiring at the next organizational meeting to be held in May, 26 1999. The term for Mr. Kasputys is governed by his employment agreement. Under this agreement, Mr. Kasputys is employed as the Chairman, President and Chief Executive Officer of Primark through December 31, 2001.

     Joseph E. Kasputys, age 62, has served as Chairman, President and Chief Executive Officer of Primark since May 1988. From June 1987 until May 1988, he served as President and Chief Operating Officer of Primark. Prior to joining Primark in June 1987, he was Executive Vice President of The McGraw-Hill Companies, Inc., a publishing and information services company. Prior to joining McGraw-Hill in 1985, he was President and Chief Executive Officer of Data Resources, Inc., an economic forecasting and consulting firm. Mr. Kasputys has been a Primark director since 1987. He is a member of the Nominating Committee of the Board. Mr. Kasputys is also a director of Lifeline Systems, Inc., a company that develops and manufactures personal response products and provides related monitoring and other services and New Era of Networks, Inc., a company that develops, markets and supports application integration software and provides application services.

     Stephen H. Curran, age 51, has served as Senior Vice President and Chief Financial Officer of Primark since 1988. In 1997 he was elected Executive Vice President and Chief Financial Officer.

     Michael R. Kargula, age 51, has served as Senior Vice President, General Counsel and Secretary of Primark since 1988. In 1997 he was elected Executive Vice President, General Counsel and Secretary.

     Steven L. Schneider, age 41, has served as President and Chief Executive Officer of the Primark Financial Information Division since July, 1998. From July, 1995 through June 1998, Mr Schneider served as President and Chief Executive Officer of Disclosure Incorporated and from February, 1992 to July, 1995 he served as Vice President of Investor Relations for the Company.

     William J. Swift III, age 46, has served as Vice President and Tax Counsel of Primark since 1988. In 1998 he was elected Senior Vice President and Tax Counsel.

     Paul Sandford, age 37, has served in various treasury and accounting functions of Primark since 1986. Effective April 1, 1999, he was elected to serve as Vice President and Treasurer.

     Linda Luke Lee, age 42, has served as a member of Primark's legal staff in various senior level capacities since 1985. Effective April 1, 1999, she was elected to serve as Vice President, Associate General Counsel and Assistant Secretary.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth in the sections entitled: "Executive Compensation," "Directors' Compensation," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report," "Employment Agreements and Other Arrangements," in the Company's 1999 Proxy Statement for its May 1999 Annual Meeting of Shareholders is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth in the sections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's 1999 Proxy Statement for its May 1999 Annual Meeting of Shareholders is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth in the sections entitled "Executive Compensation," "Directors' Compensation," "Compensation Committee Interlocks and Insider Participation" and "Employment Agreements and Other Arrangements" of the Company's 1999 Proxy Statement for its May 1999 Annual Meeting of Shareholders is incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) LIST OF DOCUMENTS FILED AS PART OF FORM 10-K

     1. The following Financial Statements are contained in Primark's 1998 Annual Report filed as Exhibit 13.1 to this report:

        - Consolidated Statements of Income for each of the three years in the period ended December 31, 1998.

        - Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998.

        - Consolidated Statements of Financial Position as of December 31, 1998 and 1997.

        - Consolidated Statements of Common Shareholders' Equity for each of the three years in the period ended December 31, 1998.

        - Consolidated Statement of Comprehensive Income for each of the three years in the period ended December 31, 1998.

        - Notes to the Consolidated Financial Statements.

        - Independent Auditors' Report.

        - Management's Discussion and Analysis of Results of Operations and Financial Condition.

        - Supplementary Financial Information-Quarterly Data.

     The following financial statement schedule is filed as part of this report and is located on page:

     Schedule II Valuation and Qualifying Accounts on page 30.

     Independent Auditors' Report on Financial Statement Schedule on page 31.

     The Exhibits filed as part of this Annual Report on Form 10-K are listed in the Index to Exhibits on pages 24 to 27, and are incorporated by reference herein.

(b) REPORTS ON FORM 8-K

     On March 3, 1998, the Company filed a report on Form 8-K under Item 2 related to the acquisition of the EXTEL name and its company fundamental data business.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
          Plan of Acquisition, Reorganization, Arrangement,
          Liquidation or Succession
 2.1      Stock Purchase Agreement between the Company and Howard
          Anderson dated as of August 9, 1996 (Exhibit 2.1 to the
          Company's August 15, 1996 Form 8-K).
 2.2      Stock Purchase and Sale Agreement dated as of September 30,
          1996, between the Company and American Natural Resources
          Company (Exhibit 2.3 to the Company's September 30, 1996
          Form 10-Q).
 2.3      Amended and Restated Partnership Agreement for Worldscope/
          Disclosure International Partners; Irish Partnership
          Interest Purchase and Sale Agreement; and Partnership
          Interest Purchase and Sale Agreement; dated as of October
          15, 1996 (Exhibit 2.5 to the Company's 1996 Form 10-K).
 2.4      Stock Purchase Agreement by and among Primark Corporation,
          Primark Information Services U.K. Limited and Litton
          Industries, Inc. and Litton U.K. Limited dated as of
          December 8, 1997 (Exhibit 2.1 to the Company's Form 8-K
          filed December 10, 1997).
 2.5      Information Technology Services Agreement by and among
          Primark Corporation, TASC, Inc. and Litton Industries, Inc.
          (Exhibit 2.2 to the Company's Form 8-K filed December 10,
          1997).
 2.6      Stock Purchase Agreement between Primark Corporation and
          Aviation Sales Maintenance, Repair & Overhaul Company, a
          division of Aviation Sales Company dated as of August 10,
          1998. (Exhibit 99.1 to the Company's Form 8-K filed October
          6, 1998).
          Articles of Incorporation and By-Laws
 3.1      Restated Articles of Incorporation of the Company (Exhibit
          3.1 to the Company's Registration Statement No. 333-71183).
 3.2      By-Laws of the Company, as amended (Exhibit 3.1 to the
          Company's September 30, 1990 Form 10-Q). Instruments
          defining the rights of security holders, including
          indentures.
          Instruments Defining the Rights of Security Holders,
          Including Indentures
 4.1      Rights Agreement dated May 29, 1997 between Primark
          Corporation and Bank Boston, N.A., as Rights Agent, which
          includes, Exhibit A, the Rights Certificate and as Exhibit
          B, the Summary of Rights to Purchase Common Stock (Exhibit
          4.1 to the Company's Form 8-A dated June 19, 1997).
 4.2      Indenture dated as of December 21, 1998 between the Company and State Street Bank and Trust, as Trustee for the 9  1/4 %
          Senior Subordinated Notes due 2008. (Exhibit 4.2 to the
          Company's Form S-4 dated March 12, 1999).
 4.3      Registration Rights Agreement dated January 7, 1997 between the Company and Joseph E. Kasputys (Exhibit 4.1 to the
          Company's 1996 Form 10-K).

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
 4.4      Offer to exchange 9 1/4% Senior Subordinated Notes due 2008 for 9 1/4% Senior Subordinated Exchange Notes due 2008 dated
          March 19, 1999 (Registration Statement No. 333-71183).

          Material Contracts

10.1      Primark Corporation 1992 Stock Option Plan dated March 2,
          1992 (Exhibit 10.26 to the Company's 1991 From 10-K);
          Amendment dated September 28, 1995 (Exhibit 10.22 to the
          Company's 1995 Form 10-K)
10.2      Primark Corporation Stock Option Plan for Non-Employee
          Directors as amended, dated January 12, 1988 (Exhibit 10.57 to the Company's 1987 Form 10-K); Amendment dated February
          21, 1992 (Exhibit 10.24 to the Company's 1991 Form 10-K);
          Amendment dated September 28, 1992 (Exhibit 28.3 to the
          Company's September 30, 1992 Form 10-Q); Amendment dated
          September 22, 1995 (Exhibit 10.2 to the Company's 1996 Form
          10-K).
10.3      Primark Corporation Executive Share Option Scheme (Exhibit
          10.26 to the Company's 1992 Form 10-K); Amendment dated
          September 28, 1995 (Exhibit 10.24 to the Company's 1995 Form
          10-K).
10.4 Primark Corporation Savings and Stock Ownership Plan as amended and restated, effective January 1, 1997; (filed as Exhibit 4.4 to the Company's Registration Statement on Form
          S-8 dated December 10, 1996).
10.5      Primark Corporation 1992 Employee Stock Purchase Plan dated
          March 2, 1992 (Exhibit 10.27 to the Company's 1991 Form
          10-K); Amended and Restated Stock Purchase Plan and related
          Prospectus as filed under the Securities Act of 1933
          (Exhibit 10.27 to the Company's 1993 Form 10-K); Amendment dated October 4, 1995 (Exhibit 10.26 to the Company's 1995
          Form 10-K).
10.6 Form of promissory note to be issued to the Company by executive officers in connection with the Company's 1988
          Management Incentive Plan (Exhibit 10.1 to the Company's
          March 31, 1989 Form 10-Q).
10.7 Promissory notes dated September 30, 1988 issued to the Company by executive officers (Exhibit 10.1 to the Company's
          September 30, 1988 Form 10-Q).
10.8 Employment and Option agreements between the Company and Joseph E. Kasputys dated January 7, 1997 (Exhibit 10.11 to the Company's 1996 Form 10-K).
10.9      Supplemental Death Benefit and Retirement Income Plan
          Agreement as amended and restated, dated March 25 1986
          (Exhibit 19.1 to the Company's March 31, 1985 Form 10-Q);
          Certified Copy of Resolution amending the Supplemental Death
          Benefit and Retirement Income Plan Agreement (Exhibit 10.17 to the Company's 1991 Form 10-K; Amendment dated September
          28, 1992 (Exhibit 29.4 to the Company's September 30, 1992
          Form 10-Q).
10.10     Supplemental Medical Reimbursement Insurance Plan (Exhibit
          10.15 to the Company's 1996 Form 10-K).
10.11 Form of Change of Control Compensation Agreement entered into between the Company and selected executive officers
          (Exhibit 10.60 to the Company's 1996 Form 10-K).
10.12     Refinancing Agreements (Revolving Credit Agreement, Term
          Loan Agreement, Pledge Agreement, Collateral Agency
          Agreement, and Note Backup Agreement) dated as of February
          7, 1997, by and among Primark Corporation, Lenders Parties,
          Mellon Bank, N.A. and other related documents (Exhibit 10.17 to the Company's 1996 Form 10-K); Amendment dated May 1,
          1997 (Exhibit 10.1 to the Company's June 30, 1997 Form
          10-Q); Amendment dated June 30, 1997 (Exhibit 10.2 to the
          Company's June 30, 1997 Form 10-Q); Amendment dated December
          1, 1997 (Exhibit 10.16 to the Company's 1997 Form 10-K);
          Amendment dated March 6, 1998 (Exhibit 10.16 to the
          Company's 1997 Form 10-K); Amendment dated May 8, 1998;
          Amendment dated June 15, 1998 (incorporated by reference to the Company's Schedule 13E-4 dated June 26, 1998); Amendment dated September 10, 1998; Amendment dated December 10, 1998
          (Exhibit 10.13 to the Company's Registration Statement No.
          333-71183).
10.13 Form of variable rate unsecured loan notes dated October 24, 1996 between the Company and the former shareholders of ICV, Ltd. (Exhibit 10.18 to the Company's 1996 Form 10-K).

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
10.14     Credit Agreement date October 23, 1996, by and among the
          Company, Lenders Parties and Mellon Bank, N.A. (Exhibit 10.1
          to the Company's Form 8-K dated November 13, 1996);
          Amendment dated October 23, 1996 (Exhibit 10.20 to the
          Company's 1996 Form 10-K); Amendment dated December 18, 1996
          (Exhibit 10.21 to the Company's 1996 Form 10-K); Amendment
          dated January 9, 1997 (Exhibit 10.19 to the Company's 1996
          Form 10-K); as amended by the Note Backup Agreement dated
          February 7, 1997 (Exhibit 10.17 to the Company's 1996 Form
          10-K).

          Annual Report to Security Holders

13.1* Primark Corporation 1998 Annual Report (which is not deemed to be 'filed' except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form10-K) filed herewith.

          Subsidiaries of Registrant

21.1*     Subsidiaries of Primark Corporation.

          Consents of Experts and Counsel

23.1*     Independent Auditors' Consent.
24.1*     Powers of Attorney (Included herein from Signature Page).
27.1*     Financial Data Schedule for the year ended December 31,
          1998.

---------------
* Indicates document filed herewith.

For the Company's documents incorporated by reference, references are to File No. 1-8260.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 1999.

                                          PRIMARK CORPORATION

                                          By:     /s/ STEPHEN H. CURRAN
                                            ------------------------------------
                                                     STEPHEN H. CURRAN
                                                EXECUTIVE VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER

     The undersigned directors and officers of Primark Corporation, a Michigan corporation, do hereby severally constitute and appoint Joseph E. Kasputys, Stephen H. Curran and Michael R. Kargula, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power and authority (acting alone and without the others) to execute in the name and on behalf of the undersigned as such Director or Officer, an Annual Report on Form 10-K, for the year ended December 31, 1998, under the Securities and Exchange Act of 1934, of said Corporation, and all amendments to such Annual Report on Form 10-K; hereby granting to such attorneys and agents, and each of them full power of substitution and revocation in the premises; and hereby ratifying and confirming all that such attorneys and agents, or any of them may do or cause to be done by virtue of these presents.

     Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed below by the following persons in the capacities and on the date indicated.

                     SIGNATURE                                       TITLE                        DATE
                     ---------                                       -----                        ----

              /s/ JOSEPH E. KASPUTYS                 Chairman, President and Chief          January 11, 1999
---------------------------------------------------  Executive Officer (Principal
                JOSEPH E. KASPUTYS                   Executive Officer)

               /s/ STEPHEN H. CURRAN                 Executive Vice President and Chief     January 13, 1999
---------------------------------------------------  Financial Officer
                 STEPHEN H. CURRAN

               /s/ KEVIN J. BRADLEY                  Director                               January 12, 1999
---------------------------------------------------
                 KEVIN J. BRADLEY

                 /s/ JOHN C. HOLT                    Director                               January 12, 1999
---------------------------------------------------
                   JOHN C. HOLT

                /s/ STEVEN LAZARUS                   Director                               January 10, 1999
---------------------------------------------------
                  STEVEN LAZARUS

               /s/ PATRICIA MCGINNIS                 Director                               January 12, 1999
---------------------------------------------------
                 PATRICIA MCGINNIS

               /s/ JONATHAN NEWCOMB                  Director                               January 12, 1999
---------------------------------------------------
                 JONATHAN NEWCOMB

              /s/ CONSTANCE K. WEAVER                Director                               January 12, 1999
---------------------------------------------------
                CONSTANCE K. WEAVER

               /s/ STEPHEN H. CURRAN
---------------------------------------------------
                 STEPHEN H. CURRAN
                 ATTORNEY-IN-FACT

                                  SCHEDULE II

                      PRIMARK CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                            OF CONTINUING OPERATIONS

                                                 BALANCE AT     ADDITIONS     DEDUCTIONS     BALANCE AT
                                                BEGINNING OF    CHARGED TO       FROM          END OF
                                                   PERIOD         INCOME      RESERVES(1)      PERIOD
                                                ------------    ----------    -----------    ----------
                                                                    (IN THOUSANDS)
Reserves deducted from assets to which they
  apply:
  Allowance for Doubtful Accounts:
     Year ended December 31, 1996.............     1,730            943          (439)         2,234
     Year ended December 31, 1997.............     2,234            843          (321)         2,756
     Year ended December 31, 1998.............     2,756          1,979          (974)         3,761

---------------
(1) Accounts written off.

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Primark Corporation

     We have audited the consolidated financial statements of Primark Corporation and subsidiaries as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 16, 1999, which is incorporated by reference in this Annual Report on Form 10-K. Our audits also included the financial statement schedule listed in Item 14(a)1 of this Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 16, 1999