Form 10-Q
period 1999-03-31
PRIMARK CORP
filed 1999-05-12
CIK 356064

===============================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999

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

                               [X] Yes     [ ] No

     Number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1999:

                  Common Stock, without par value: 20,667,553

===============================================================================

                              PRIMARK CORPORATION

                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                                               PAGE
                                                              NUMBER
                                                              ------
COVER.......................................................     i
INDEX.......................................................    ii
PART I -- FINANCIAL INFORMATION
  Item 1.  Financial Statements.............................     2
  Item 2.  Management's Discussion and Analysis of Results
           of Operations and Financial
              Condition.....................................    11
  Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk......................................
PART II -- OTHER INFORMATION
  Item 6.  Exhibits and Reports on Form 8-K.................    17
SIGNATURE...................................................    18

                                     PART I

                             FINANCIAL INFORMATION

                      PRIMARK CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                              MARCH 31,    DECEMBER 31,
                                                                1999           1998
                                                              ---------    ------------
                                                              (IN THOUSANDS OF DOLLARS)
                                        ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost (which approximates
    market value)...........................................  $ 27,628       $ 51,630
  Billed receivables less allowance for doubtful accounts of
    $4,543 and $3,762, respectively.........................    99,974         88,770
  Unbilled and other receivables............................    10,309         13,203
  Other current assets......................................    25,473         15,806
  Net assets of discontinued operations.....................        --          8,900
                                                              --------       --------
                                                               163,384        178,309
                                                              --------       --------
DEFERRED CHARGES AND OTHER ASSETS
  Goodwill, less accumulated amortization of $84,688 and
    $81,048,
    respectively............................................   578,194        526,624
  Capitalized data and other intangible assets, less
    accumulated amortization of $31,132 and $29,670,
    respectively............................................    38,717         38,703
  Capitalized software, less accumulated amortization of
    $20,615 and $18,578, respectively.......................    43,791         37,765
  Other.....................................................    10,731          9,797
                                                              --------       --------
                                                               671,433        612,889
                                                              --------       --------
PROPERTY, PLANT AND EQUIPMENT, AT COST
  Computer equipment........................................    69,716         79,837
  Leasehold improvements....................................    18,617         19,267
  Other.....................................................    27,070         10,901
                                                              --------       --------
                                                               115,403        110,005
  Less-accumulated depreciation.............................   (62,894)       (58,649)
                                                              --------       --------
                                                                52,509         51,356
                                                              --------       --------
                                                              $887,326       $842,554
                                                              ========       ========

                      LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes Payable.............................................  $ 68,250       $  6,750
  Accounts Payable..........................................     8,239         12,059
  Accrued employee payroll and benefits.....................    23,214         31,924
  Taxes payable.............................................    30,842         41,318
  Deferred income...........................................    93,645         80,004
  Current portion of long-term debt, including capital lease
    obligations.............................................       890            640
  Other.....................................................    60,655         53,441
                                                              --------       --------
                                                               285,735        226,136
                                                              --------       --------
LONG-TERM DEBT AND OTHER CURRENT LIABILITIES
  Long-term debt, including capital lease obligations.......   150,663        151,489
  Deferred income taxes.....................................    11,441          9,599
  Other.....................................................    15,970         15,152
                                                              --------       --------
                                                               178,074        176,240
                                                              --------       --------
    Total liabilities.......................................   463,809        402,376
COMMITMENTS AND CONTINGENCIES (NOTE 5)
COMMON SHAREHOLDERS' EQUITY
  Common stock and additional paid-in-capital...............    77,364         90,239
  Retained earnings.........................................   357,849        355,380
  Accumulated other comprehensive income....................   (11,696)        (5,441)
                                                              --------       --------
    Total common shareholders' equity.......................   423,517        440,178
                                                              --------       --------
  Total liabilities and shareholders' equity................  $887,326       $842,554
                                                              ========       ========

     The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
                                                               (IN THOUSANDS OF DOLLARS
                                                              EXCEPT PER SHARE AMOUNTS)
OPERATING REVENUES..........................................   $117,344       $104,411
OPERATING EXPENSES
  Cost of services..........................................     49,167         40,949
  Selling, general and administrative.......................     45,582         39,094
  Depreciation..............................................      4,985          4,106
  Amortization of goodwill..................................      4,158          4,122
  Amortization of other intangible assets...................      3,992          4,823
                                                               --------       --------
     Total operating expenses...............................    107,884         93,094
                                                               --------       --------
     Operating income.......................................      9,460         11,317
OTHER INCOME AND (DEDUCTIONS)
  Interest income and (expense) -- net......................     (3,417)        (3,824)
  Other income and (expense) -- net.........................        163           (436)
                                                               --------       --------
     Total other income and (deductions)....................     (3,254)        (4,260)
                                                               --------       --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.......      6,206          7,057
INCOME TAX EXPENSE..........................................      3,518          3,435
                                                               --------       --------
INCOME FROM CONTINUING OPERATIONS...........................      2,688          3,622
DISCONTINUED OPERATIONS
  Discontinued operations, net of income tax expense of
     $3,724.................................................         --          4,898
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.................................................      2,688          8,520
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
  Cumulative Effect of Change in Accounting Principle (net
     of $108 tax benefit) see footnote 4....................       (219)            --
                                                               --------       --------
NET INCOME..................................................   $  2,469       $  8,520
                                                               ========       ========
EARNINGS PER COMMON SHARE -- BASIC
  Income from continuing operations.........................   $   0.13       $   0.13
  Discontinued operations...................................         --           0.18
  Cumulative effect of change in accounting for derivative
     financial instruments..................................      (0.01)            --
                                                               --------       --------
     Total earnings per share...............................   $   0.12       $   0.32
                                                               ========       ========
EARNINGS PER COMMON SHARE -- ASSUMING DILUTION
  Income from continuing operations.........................   $   0.13       $   0.13
  Discontinued operations...................................         --           0.17
  Cumulative effect of change in accounting for derivative
     financial instruments..................................      (0.01)            --
                                                               --------       --------
     Total earnings per share...............................   $   0.12       $   0.30
                                                               ========       ========
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
  OUTSTANDING
  Basic.....................................................     20,984         26,942
  Effect of Dilutive Securities.............................        463          1,299
                                                               --------       --------
  Diluted...................................................     21,447         28,241
                                                               --------       --------

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
                                                              (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................   $   2,469      $   8,520
  Adjustments to reconcile net income to net cash flows from operating activities:
  Discontinued operations...................................          --         (4,898)
  Cash (contributed to) discontinued operations.............          --         (2,373)
  Depreciation and amortization.............................      13,135         13,051
  Other charges and credits -- net..........................        (136)        (3,691)
  Changes in operating working capital, excluding the effect of acquisitions:
     (Increase) in billed, unbilled and other
      receivables -- net....................................      (4,846)       (14,309)
     (Increase) in other current assets.....................      (3,051)        (6,120)
     (Decrease) increase in accounts payable................      (2,311)           333
     (Decrease) in accrued payroll and benefits.............      (7,809)        (6,381)
     (Decrease) increase in income and other taxes
      payable -- net........................................      (2,931)         9,415
     Increase in deferred income............................       9,479         13,772
     Increase in other current liabilities..................       2,230          4,644
                                                               ---------      ---------
       Net cash provided from operating activities..........       6,229         11,963
                                                               ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of short-term notes payable......................     207,973        100,045
  Repayment of short-term notes payable.....................    (146,473)       (97,647)
  Common stock repurchased and retired......................     (16,077)            --
  Common stock issuance.....................................       3,202          5,109
  Other.....................................................         (75)          (335)
                                                               ---------      ---------
       Net cash provided from financing activities..........      48,550          7,172
                                                               ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures......................................      (6,642)        (4,804)
  Capitalized software......................................      (4,303)        (3,880)
  Purchase of subsidiaries -- net of acquired cash..........     (66,831)            --
  Proceeds from sale of discontinued operations.............       8,900             --
  Tax paid on sale of discontinued operations...............      (8,943)            --
  Other -- net..............................................        (620)            --
  Cash provided by (contributed to) discontinued
     operations.............................................          --         (1,008)
                                                               ---------      ---------
       Net cash used for investing activities...............     (78,439)        (9,692)
                                                               ---------      ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................        (342)           (38)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........     (24,002)         9,405
CASH AND CASH EQUIVALENTS, JANUARY 1........................      51,630         12,780
                                                               ---------      ---------
CASH AND CASH EQUIVALENTS, MARCH 31.........................   $  27,628      $  22,185
                                                               =========      =========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
                                                              (IN THOUSANDS OF DOLLARS)
COMMON STOCK
Balance -- beginning of period..............................   $    425       $    536
Issued for employee stock purchase and option plans.........          4              4
Retirement of common stock..................................        (14)            --
                                                               --------       --------
Balance at March 31.........................................        415            540
                                                               --------       --------
ADDITIONAL PAID IN CAPITAL
Balance -- beginning of period..............................     89,814        274,834
Tax benefit relating to stock option plans..................        626          1,390
Issued for employee stock purchase and option plans.........      2,572          3,715
Retirement of common stock..................................    (16,063)            --
                                                               --------       --------
Balance at March 31.........................................     76,949        279,939
                                                               --------       --------
RETAINED EARNINGS
Balance -- beginning of period..............................    355,380        198,658
Net income..................................................      2,469          8,520
                                                               --------       --------
Balance at March 31.........................................    357,849        207,178
                                                               --------       --------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance -- beginning of period..............................     (5,441)        (3,057)
Net gain on derivative instruments designated as cash flow
  hedges....................................................        106             --
Foreign currency translation adjustments....................     (6,361)           192
                                                               --------       --------
Balance at March 31.........................................    (11,696)        (2,865)
                                                               --------       --------
TOTAL COMMON SHAREHOLDERS' EQUITY...........................   $423,517       $484,792
                                                               ========       ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999       1998
                                                              --------    -------
                                                                 (IN THOUSANDS
                                                                  OF DOLLARS)
NET INCOME..................................................  $ 2,469     $8,520
                                                              -------     ------
Other comprehensive income, net of tax:
Net gain on derivative instruments designated as cash flow
  hedges....................................................      106         --
Cumulative translation adjustment...........................   (6,361)       192
                                                              -------     ------
OTHER COMPREHENSIVE INCOME (LOSS)...........................   (6,255)       192
                                                              -------     ------
COMPREHENSIVE INCOME (LOSS).................................  $(3,786)    $8,712
                                                              =======     ======

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  ACQUISITIONS

     During the three months ended March 31, 1999, the Company made the acquisitions described below, each of which has been accounted for as a purchase. Accordingly, the purchase price has been allocated on a preliminary basis to the identifiable net assets acquired based upon estimates of their fair market values as of the acquisition date and the excess of purchase price over the estimated fair value of total net assets acquired was allocated to goodwill. The consolidated financial statements include the operating results of each business from the date of acquisition.

                                                                A-T       EXTEL
                                                              -------    -------
                                                                (IN THOUSANDS)
Cash........................................................  $35,306    $30,669
Acquisition Fees............................................      825      1,250
Other.......................................................       34         --
                                                              -------    -------
     Total Consideration....................................  $36,165    $31,919
Acquired Cash...............................................   (1,253)        --
                                                              -------    -------
     Net Consideration......................................  $34,912    $31,919
                                                              =======    =======
Excess of Purchase Price over Fair Value....................  $30,029    $30,283
                                                              =======    =======

  a.  A-T

     On February 5, 1999 Primark acquired all of the outstanding shares of A-T for $34.9 million, which is net of acquired cash. The excess of purchase price over fair value of net assets acquired of approximately $30.0 million will be amortized on a straight-line basis over 40 years. Founded in 1987, A-T's customers are users of real time information such as money managers, traders, banks and other institutional investors.

  b.  Extel

     On February 19, 1999 the Company acquired the Company Fundamental Data business and the Extel brand name ("Extel") from The Financial Times Group, part of Pearson plc, for $31.9 million, subject to certain post closing adjustments. The excess of purchase price over fair value of net assets acquired of approximately $30.3 million will be amortized on a straight-line basis over 25 years. Extel is a widely recognized brand name in the European and Asian markets and provides summarized company "tear sheets" for rapid corporate analysis, historical company fundamental information, image-based data, textual corporate profiles and company news to the investment industry worldwide.

2.  RESTRUCTURING AND INTEGRATION CHARGES

     Effective June 1, 1998, the Company was reorganized in order to focus solely on its information services businesses. In connection with this reorganization, the Company recorded $68.7 million in operating expenses for direct and other reorganization related costs in June 1998. The restructuring charge included the write-off of intangible assets for (i) $25.0 million of previously capitalized software related to the planned integration of several product offerings on common software platforms, (ii) $1.5 million of data that has been determined to be duplicative and will not be used as a result of the software platform integration, (iii) write-off of $23.9 million of goodwill associated with software and data, which was established as part of purchase accounting, (iv) write-off of $7.2 million of goodwill related to DAFSA, and (v) write-off of $3.1 million of a trademark no longer used in the restructured organization. The level of impairment has been determined based upon the discounted value of estimated future cash flows.

                      PRIMARK CORPORATION AND SUBSIDIARIES

     An additional $8.0 million of the charge relates primarily to the integration of domestic and international sales offices and efficiencies gained from technological advancements. The provision includes $2.9 million for salaries and termination benefits in the phased reduction of approximately 61 employees and $5.1 million for abandonment of leased facilities, including leasehold improvements. Salaries and termination benefits, which may be in the form of one-time or periodic payments, are made once the employee ceases employment. These employees are in management, sales and administrative support. The liability associated with abandoned lease space will be utilized over the life of the lease, starting on the date of abandonment.

     As of March 31, 1999, the restructuring accrual was $4.3 million, which represents $3.7 million related to the abandonment of leased facilities expected to be utilized over the remainder of the applicable leases, and $623,000 related to staff reductions.

     Details of activity related to the restructuring and other staff reductions in 1998 and 1999 are as follows:

                                                        1998       UTILIZED     DEC. 31, 1998
                                                      PROVISION     IN 1998        ACCRUAL
                                                      ---------    ---------    -------------
                                                                (AMOUNTS IN 000'S)
Abandonment of leased facilities, including
  leasehold improvements............................   $5,156       $  883         $4,273
Salaries and termination benefits...................    2,871        1,890            981
                                                       ------       ------         ------
Total...............................................   $8,027       $2,773         $5,254
                                                       ======       ======         ======

                                                   DEC. 31, 1998    UTILIZED    MAR. 31, 1999
                                                      ACCRUAL       IN 1999        ACCRUAL
                                                   -------------    --------    -------------
                                                               (AMOUNTS IN 000'S)
Abandonment of leased facilities, including
  leasehold improvements.........................     $4,273          $563         $3,709
Salaries and termination benefits................        981           359            623
                                                      ------          ----         ------
Total............................................     $5,254          $922         $4,332
                                                      ======          ====         ======

3.  REPURCHASE OF COMMON STOCK

     On July 3, 1998, the Company implemented an open market purchase program to buy up to 2,000,000 shares of its common stock from time to time, depending on market conditions. On November 10, 1998, the Board of Directors approved an expansion of the open market purchase program by an additional 2,000,000 shares, bringing the total potential buyback to 4,000,000 shares. As a result, under the two repurchase programs totaling 4,000,000 shares, the Company had authority remaining to buy back up to 1,728,054 additional shares of its common stock as of March 31, 1999. For the three months ended March 31, 1999, 703,446 shares were purchased at a total cost of $16,077,225. In April 1999, the Company repurchased an additional 93,800 shares for $2.0 million. Under the Company's existing line of credit agreement, the Company has capacity to spend up to $36,659,000 on its stock repurchase program at March 31, 1999.

4.  CHANGE IN ACCOUNTING PRINCIPLE

     Effective January 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 133, (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." FAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Depending on the nature of the underlying exposure being hedged, changes in the fair value of derivatives are either recognized in the statement of operations or other comprehensive income. The ineffective portion of a derivative's change in fair value is recognized in the statement of operations. In accordance with the Company's risk management policy, Primark uses foreign currency options and foreign currency forward contracts. The Company does not hold or issue derivative instruments for trading purposes.

                      PRIMARK CORPORATION AND SUBSIDIARIES

     Forward and option contracts related to foreign exchange market risk are utilized to reduce the exposure of the Company's anticipated foreign revenues, net of cash operating expenses, to excessive foreign currency fluctuations. A significant portion of Primark's revenues are denominated in currencies other than the U.S. Dollar. For the quarter ended March 31, 1999, approximately 59% of total revenues were denominated in non-U.S. dollar currencies of which approximately 33%, 19% and 7% were denominated in U.K. Sterling, currencies of Continental Europe, and Asian currencies, respectively. The majority of Primark's revenues are generated from subscription arrangements of up to two years in duration.

     Additionally, a significant percentage of Primark's operating costs are denominated in foreign currencies. Primark maintains significant production, product development, sales and administrative functions in the United Kingdom. Also, Primark maintains local sales and customer service functions in most financial centers of Europe and Asia. For the quarter ended March 31, 1999, approximately 59% of operating income excluding goodwill amortization was denominated in non-U.S. Dollar currencies. This 59% can be broken down between a negative margin of (10%) in U.K Sterling, 54% in Continental Europe and 15% in Asia. The primary market risk that Primark faces is the U.S. Dollar strengthening versus the Euro, Swiss Franc, Swedish Krona and Japanese Yen.

     The Company principally enters into contracts to deliver foreign currencies for U.K. Sterling at agreed-upon exchange rates with maturities not exceeding two years. The Company accounts for these instruments as cash flow hedges. In accordance with FAS 133, the fair value of changes of derivative instruments related to the effective portion of cash flow hedges are initially recorded as a component of other comprehensive income. Unrealized gains and losses on cash flow hedges accumulate in other comprehensive income and are reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. At March 31, 1999, the fair value of these instruments was $164,000 recorded in other current assets with the offset to other comprehensive income, net of applicable income taxes. The gain will be recognized in revenues over the next 12 months as the forecasted revenues are recognized.

     Forward and option contracts are also entered into to protect anticipated repatriations of excess cash flow, primarily for the U.K., under intercompany loan agreements or other financial transactions. The Company accounts for these instruments as fair value hedges and changes in the fair market value of such contracts are recorded each period in non-operating income or loss. During the quarter ended March 31, 1999, there was no significant change in the value of hedges designated as fair value hedging instruments.

     Certain foreign subsidiaries of the Company loan excess cash to the U.K. as part of the Company's cash management program. All such loans are denominated in the currency of the lending entity. The Company's U.K. subsidiary designates such foreign currency loans as hedges in its net investment in foreign subsidiaries, and the gain or loss resulting from periodic revaluation of such loans is recorded as part of the cumulative translation adjustment.

     The cumulative effect of a change in accounting principle due to adoption of FAS 133 as of January 1, 1999 had a $219,000 negative impact on earnings.

5.  CONTINGENCIES

     There have been no other significant developments with respect to the Company's contingent liabilities which were disclosed in the Company's 1998 Annual Report on Form 10-K. Management cannot predict the final disposition of such issues, but believes that adequate provision has been made in the financial statements and that the ultimate resolution of any outstanding issues will not have a material adverse effect on the Company's financial condition.

                      PRIMARK CORPORATION AND SUBSIDIARIES

6.  DISCONTINUED OPERATIONS

     The accompanying consolidated financial statements reflect the operating results of The Analytic Science Corporation ("TASC") and Triad International Maintenance Corporation ("TIMCO") separately from the Company's continuing operations for 1998. Interest expense has been allocated to discontinued operations based upon the ratio of net assets to total consolidated net assets. The net assets of discontinued operations represent the net book value of the Company's investment in TASC and TIMCO and consist principally of working capital, fixed assets, goodwill and other non-current assets and liabilities. A purchase price adjustment of $8.9 million associated with the sale of TASC was received by Primark in January of 1999.

DISCONTINUED OPERATIONS                                         MARCH 31, 1998
-----------------------                                       ------------------
                                                              (AMOUNTS IN 000'S)
INCOME
TASC......................................................         $  3,756
TIMCO.....................................................            1,142
                                                                   --------
     Total................................................         $  4,898
                                                                   ========
NET ASSETS
TASC......................................................         $162,685
TIMCO.....................................................           42,926
                                                                   --------
     Total................................................         $205,611
                                                                   ========

7.  GENERAL

     In the opinion of management, the accompanying balance sheets and related interim statements of income and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provision for bad debts and the length of asset lives. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Primark Corporation 1998 Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

     Primark Corporation reported income from continuing operations for the first quarter 1999 at $2.7 million ($0.13 per share) compared to $3.6 million ($0.13 per share) in the first quarter of 1998. Earnings per share remained flat despite the drop in net income due primarily to the Company's aggressive share repurchase program and other capital structure improvements made in 1998.

     Net income for the three months ended March 31, 1999 was $2.5 million ($0.12 per share), compared to $8.5 million ($0.32 per share) for the three months ended March 31, 1998. Included in net income for the first quarter of 1999 is a loss, net of tax, of $0.2 million ($0.01 per share) associated with the cumulative effect of a change in accounting principle for the adoption of Statement of Financial Accounting Standards No. 133 ("FAS 133), "Accounting for Derivative Instruments and Hedging Activities." Discontinued operations for the three months ended March 31, 1998 include $4.9 million ($0.17 per share) for the operating results of TASC and TIMCO, the Company's former applied technology and aircraft maintenance operations, respectively.

     During the first quarter of 1999, the Company acquired the businesses of A-T Financial Information Inc. ("A-T") and Extel.

     A-T was acquired for a total purchase price of approximately $34.9 million. Founded in 1987, A-T is a leading provider of Windows-compatible real-time financial market data and software to money managers, traders, banks and other institutional investors. A-T has launched a competitive Internet site for individual investors, which is marketed as "A-T Attitude." The company reported approximately $13 million in revenues for 1998, which is an increase of 29% over the prior year.

     Management plans to integrate A-T's leading real-time data and software capabilities with the full range of Primark's financial information products. In April of 1999, A-T released a new North American market datafeed, called Primark SpeedFeed which is collected directly from 35 sources. Management believes that this new feed will enable Primark to offer superior quality Internet and institutional products, especially when combined with the many unique databases available from Primark today. For example, by combining A-T's robust North American coverage with the European market data collected by our ICV unit in London, Primark will have excellent real-time and historical coverage for the world's two largest financial markets. Building on Primark's extensive presence in Asia and developing countries, management intends to expand this capability to the rest of the globe.

     Management also intends to use A-T's capabilities in the planned Primark Global Equity Service for investors located in the United States, Europe, Asia and other parts of the world. This service will combine real-time and historical securities prices, indices, company financial reports and documents, ownership, insider trading, earnings estimates, broker research, market-related economic analysis, forecasts and news -- with securities trading and portfolio management capabilities.

     Distinctive features of the Primark Global Equities Service will be its global coverage of countries, markets, industries and securities, together with Primark forecasts and analytical tools. Most of the data will be drawn from Primark's financial and economic information businesses, along with third party information such as Dow Jones News to complete the service.

     The Primark Global Equities Service will consist of several regional equities products, which will also be combined into a worldwide service. The first regional product, called Primark EuroTOPIC, will be released in the third quarter, including real-time prices, news, investment information, analytic software and trading capabilities for the European market.

     In February of 1999, the Company Fundamental Data business and the Extel brand name were acquired from The Financial Times Group, part of Pearson plc, for approximately $31.9 million in cash, subject to certain post closing adjustments. Extel, perhaps best known for its "Extel Card" company tearsheets for rapid corporate analysis, provides historical company accounts, image-based data, textual corporate profiles and company news to the investment industry worldwide. The acquired business had revenues of approximately $18 million in 1998.

     Management intends to integrate the Extel data production operation within its Worldscope operation while leveraging the premier Extel name by providing Extel branded information across the full range of Primark's product lines. This will be done both by integrating Extel corporate and historical news content with Primark's current products and through adding value to Extel products with Primark's data and functionality. Extel's strength in the Europe and Asia-Pacific regions complements Primark's existing North American strength.

     Primark will also incorporate elements of Extel data into its existing and planned real-time information services. These services are being strengthened through the acquisition of real-time provider A-T. Extel data will be included on real-time products such as TOPIC as part of Primark's drive to become the world's leading supplier of equity data.

     The acquired businesses of A-T and Extel have been made part of the Primark Financial Information Division (PFID) and their financial results are included with PFID.

     The following table summarizes the operating results of Primark by
Division:

REVENUE                          1999       1998      % CHANGE
-------                         -------    -------    --------
PFID                             83,022     75,199      10.4%
PFAD                             21,818     17,559      24.3%
PDID                             12,504     11,653       7.3%
                                -------    -------
                                117,344    104,411      12.4%
                                =======    =======

EBITDA                           1999       1998
------                          -------    -------
PFID                             16,746     19,019     (12.0)%
PFAD                              6,042      5,071      19.2%
PDID                                609      1,067     (43.0)%
Corp                               (802)      (789)     (1.7)%
                                -------    -------
                                 22,595     24,368      (7.3)%
                                =======    =======

OPERATING INCOME                 1999       1998
----------------                -------    -------
PFID                              6,919      9,493     (27.1)%
PFAD                              4,178      3,316      26.0%
PDID                               (474)      (258)    (83.7)%
Corp                             (1,163)    (1,234)      5.8%
                                -------    -------
                                  9,460     11,317     (16.4)%
                                =======    =======

     EBITDA represents operating income plus depreciation and amortization expense and should not be considered in isolation from, or as a substitute for, operating income, net income or cash flows from operating activities computed in accordance with generally accepted accounting principles. While not a required disclosure under generally accepted accounting principles, EBITDA is a widely used measure of a company's performance in its industry because it assists in comparing performance on a consistent basis without regard to depreciation and amortization, which may vary significantly depending on accounting methods (particularly where acquisitions are involved). Management of the company believes that EBITDA is a meaningful measure given the widespread industry acceptance as a basis for financial analysis. Further, certain of the company's debt agreements include financial covenants that are based upon EBITDA, as defined above. Due to the variety of methods that may be used by companies and analysts to calculate EBITDA, the EBITDA measures presented herein may not be comparable to that presented by other companies.

     Revenues from continuing operations during the first quarter were reported at $117.3 million compared to $104.4 million in 1998, a 12.4% increase. A-T and Extel combined, contributed approximately $3.5 million to revenues in the first quarter of 1999. Operating margins in 1999 are lower due to the cost of developing and supporting new products being introduced in 1999 and expenses associated with completing our integration efforts.

  PFID

     The following table reflects the growth rate from first quarter 1998 compared to first quarter 1999 within the Primark Financial Information Division
(PFID) for its major products.

Datastream Research.........................................    8.8%
Primark Information Management Services.....................   35.3%
ICV Topic Products..........................................   12.4%
Disclosure Traditional Products.............................  (26.2)%
Disclosure Electronic Products..............................   30.5%

     Primark continues to experience solid growth across all of the major products within this division with the exception of the Disclosure traditional product line. Excluding Disclosure's traditional products, management expects this strong performance to continue due to synergy created by recent acquisitions and due to new products and enhancements to existing products expected to be released in 1999.

  PFAD

     The Primark Financial Analytics Division (PFAD) had another strong quarter with growth in revenues of 24.3%, growth in EBITDA of 19.2% and growth in operating income of 26%. The Baseline product leads this growth with an increase in revenues of 41%, followed by IBES at 18% and Vestek at 13%. Management expects this strong performance to continue with the sale of new or recently released products such as IBES on Baseline, Trapeze and Active Express.

  PDID

     The Primark Decision Information Division (PDID) derives revenues from two major sources. Under the brand name of the Yankee Group, this division sells planning subscription and consulting services to both the vendors and users of telecommunications and computing capabilities. Growth in revenues from these services was up 26% in the quarter.

     Under the brand name of Primark WEFA, PDID sells subscriptions to economic services as well as economic consulting for analysis and planning. Revenues dropped by 7% in the first quarter as a result of product transitioning and the timing of when certain work associated with consulting services are performed. WEFA's customer base and product line is expanding from services provided to traditional corporate economists, a market which is flat to down, to marketing, financial and operating professionals, a market growing robustly. This drop in revenues is the primary reason for the deterioration of margins within this division. Management expects the revenues and margins at WEFA to improve throughout the remainder of 1999.

     Other comprehensive income dropped by approximately $6.3 million primarily due to a change in the cumulative translation account resulting from the Dollar weakening against the U.K. Sterling. The Company has a significant goodwill asset denominated in U.K. Sterling.

Capital Resources and Liquidity

     Primark's cash and cash equivalent balances decreased approximately $24.0 million during the three months ended March 31, 1999 as a result of operating activities contributing $6.2 million, financing operations generating $48.6 million and investing activities absorbing $78.4 million.

     The $5.7 million decrease in cash flows from operating activities is a result of decreased earnings at the operating level as well as timing differences associated with working capital accounts.

     Financing activities, for the most part, reflect a net increase of $61.5 million on Primark's revolving credit facility, resulting in $219.8 million of funded debt outstanding as of March 31, 1999. On July 3, 1998, the Company implemented an open market purchase program to buy up to 2,000,000 shares of its common stock from time to time, depending on market conditions. In addition, on November 10, 1998, the Board of Directors approved an expansion of the open remaining market purchase program by 2,000,000 shares, bringing the total potential buyback to 4,000,000 shares. As a result under the two repurchase programs totaling 4,000,000 shares, the Company had authority to buy back up to 1,728,054 additional shares of its common stock as of March 31, 1999. For the three months ended March 31, 1999, 703,446 shares were purchased at a total cost of $16.1 million. In April 1999, the Company repurchased an additional 93,800 shares for $2.0 million. Under the Company's existing line of credit agreement, the Company has capacity to spend up to $36.7 million on its stock repurchase program at March 31, 1999. Additionally, Primark received proceeds of $3.2 million on the issuance of common stock associated with stock option and employee stock purchase plans.

     Investing activities included the use of $66.8 million for the purchase by Primark of two companies in the first quarter, Extel and A-T. Additionally, investing activities included $6.6 million of capital expenditures and $4.3 million of capitalized software. The capital expenditures consisted primarily of computer equipment purchases, which totaled $5.7 million in the first quarter. Capitalized software represents expenditures primarily on new product offerings within the Primark Financial Information Division. In early 1999, the Company received $8.9 million in cash associated with a purchase price adjustment from the sale of its TASC subsidiary in April of 1998. This amount was offset by $8.9 million of taxes paid in 1999 on the gains realized on the sale of discontinued operations in 1998. Management estimates that it will be required to pay approximately $20.0 million of additional taxes in 1999 associated with the gain on the sale of discontinued operations realized in 1998.

Newly Adopted Accounting Standards

     Effective January 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 133, ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." FAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Depending on the nature of the underlying exposure being hedged, changes in the fair value of derivatives are either recognized in the statement of operations or other comprehensive income. The ineffective portion of a derivative's change in fair value is recognized in the statement of operations. In accordance with the Company's risk management policy, Primark uses foreign currency options and foreign currency forward contracts. The Company does not hold or issue derivative instruments for trading purposes.

     The cumulative effect of a change in accounting principle due to adoption of FAS 133 as of January 1, 1999 had a $219,000 negative impact on earnings.

Foreign Currency Exchange Risk Management

     Forward and option contracts related to foreign exchange market risk are utilized to reduce the exposure of the company's anticipated foreign revenues, net of foreign cash operating expenses, to excessive foreign currency fluctuations. A significant portion of Primark's revenues are denominated in currencies other than the U.S. Dollar. For the quarter ended March 31, 1999, approximately 59% of total revenues were denominated in non-U.S. Dollar currencies of which approximately 33%, 19% and 7% are denominated in U.K. Sterling, currencies of Continental Europe and Asian currencies, respectively. The majority of Primark's revenues are generated from subscription arrangements of up to two years in duration.

     Additionally, a significant percentage of Primark's operating costs are denominated in foreign currencies. Primark maintains significant production, product development, sales and administrative function in the United Kingdom. Also, Primark maintains local sales and customer service functions in most financial centers of Europe and Asia. For the quarter ended March 31, 1999, approximately 59% of operating income excluding goodwill amortization was denominated in non-U.S. Dollar currencies. This 59% can be broken down between a negative margin of (10%) in U.K. Sterling, 54% in Continental Europe and 15% in Asia. The primary market risk that Primark faces is the risk of the U.S. Dollar strengthening versus the Euro, Swiss Franc, Swedish Krona, and Japanese Yen.

     Primark Corporation has adopted value at risk ("VAR") analysis as a management tool to quantify the potential impact of exchange rate volatility on future operating income. VAR is a measure of the potential loss on a portfolio within a specified time horizon, at a specified confidence interval, measured on a quarterly basis. The Company defines loss as the reduction in the value of the rolling four quarter forecast of operating income denominated in U.S. Dollars. Primark estimates there is a 5% chance that the forecast for operating income for the next four quarters will deteriorate due to foreign exchange fluctuations over the next calendar quarter by more than $2.74 million before hedging and $1.96 million after taking into account the Company's hedging portfolio, representing cover of 28% as of March 31, 1999.

     The Company principally enters into contracts to deliver foreign currencies for U.K. Sterling at agreed-upon exchange rates with maturities not exceeding two years. The Company accounts for these instruments as cash flow hedges. In accordance with FAS 133, the fair value of changes of derivative instruments related to the effective portion of cash flow hedges are initially recorded as a component of other comprehensive income. Unrealized gains and losses on cash flow hedges accumulate in other comprehensive income and are reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. At March 31, 1999, the fair value of these instruments was $164,000 recorded in other current assets with the offset to other comprehensive income, net of applicable income taxes. The gain will be recognized in revenues over the next 12 months as the forecasted revenues are recognized.

     Forward and option contracts are also entered into to protect anticipated repatriations of excess cash flow, primarily from the U.K., under intercompany loan agreements or other financial transactions. The Company accounts for these instruments as fair value hedges and changes in the fair market value of such contracts are recorded each period in non-operating income or loss. During the quarter ended March 31, 1999, the net gain on fair value hedging contracts was immaterial.

     Certain foreign subsidiaries of the Company loan excess cash to the U.K. as part of the Company's cash management program. All such loans are denominated in the currency of the lending entity. The Company's U.K. subsidiary designates such foreign currency loans as hedges in the net investment in foreign subsidiaries, and the gain or loss resulting from periodic revaluation of such loans is recorded to a separate component of the cumulative translation adjustment.

Restructuring and Integration Charges

     Effective June 1, 1998, the Company was reorganized in order to focus solely on its information services businesses. In connection with this reorganization, the Company recorded $68.7 million in operating expenses for direct and other reorganization related costs in June 1998, which was subsequently adjusted to $68.0 million.

     The following summarizes the first quarter activity pertaining to the restructuring accrual:

                                                    DEC. 31, 1998   UTILIZED IN   MAR. 31, 1999
                                                       ACCRUAL         1999          ACCRUAL
                                                    -------------   -----------   -------------
                                                                (AMOUNTS IN 000'S)
Abandonment of leased facilities, including
  improvements....................................     $4,273          $563          $3,709
Salaries and termination benefits.................        981           359             623
                                                       ------          ----          ------
          Total...................................     $5,254          $922          $4,332
                                                       ======          ====          ======

  Year 2000 Readiness Disclosure

     The Year 2000 (Y2K) issue relates to a complex set of potential problems arising from the ways in which computer software and hardware handle dates. Many older systems use a two-digit date format that may create ambiguities once the new century begins.

     The Company has been actively addressing all known Y2K issues since 1995, with the goal of providing continuous and reliable service to the Company's customers and a seamless transition to the new millennium. The Company's Y2K plan focuses on each of the Company's internal systems, products and third parties with which the Company has a significant business relationship. In addition to the databases and software that the Company provides to its customers, the Company is reviewing, fixing, and testing all aspects of its internal operations -- from hardware systems, software, and desktop PC programs to physical security systems. This effort involves key data suppliers, hardware manufacturers, telecommunications companies and electric utilities. The Company is also prepared to assist its users with Y2K issues relating to their internal systems that directly interface with the Company's systems. All Primark companies are working together to achieve compliance by sharing information and resources. The Company believes that all material systems will be compliant by September of 1999.

     All Primark companies dealing with the Y2K issues must address the effect this issue will have on their significant business relationships, including suppliers and customers. The Company is undertaking steps to work with third party vendors to understand their ability to continue to provide services and products.

     The Company has notified all customers with older products which are not Y2K compliant and which the Company will no longer support. All other Company products are Y2K compliant.

     The Company is undertaking a rigorous verification of suppliers. Primark business units incorporate data derived from many different suppliers. A major component of the Y2K project is reviewing every one of the suppliers to ensure compliance on their part. Where there is any doubt that a supplier will not be taking reasonable actions to ensure compliance, the Company will seek alternatives within a suitable time frame.

     The Company projects to incur costs related to its Y2K initiative of $5.0 million for the year ended December 31,1999 which includes incentive bonuses to be earned by the technical staff. The Company expects to resolve every significant Y2K problem and have the solutions thoroughly tested by September 30, 1999.

     The Company expects its Y2K efforts will be successful. However, the Company's products and services as well as the tools that Primark uses to conduct its Y2K evaluation are dependent on technological components, equipment and software that were developed by third parties and that may not be Y2K compliant. Failure of such third party components, equipment or software to operate properly with regard to the Y2K could interrupt ongoing operations or require the company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business and operating results.

  Certain Factors that May Affect Future Results

     In addition to historical information presented here, this report includes statements that may constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although Primark believes the expectations contained in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove correct. This information may involve risks and uncertainties that could cause the actual results of Primark to differ materially from the forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to (i) the risks associated with operating on a global basis, including fluctuations in the value of foreign currencies relative to the U.S. dollar, and the ability to successfully hedge such risks, (ii) the extent to which Primark seeks growth through acquisitions, and the ability to identify and consummate acquisitions on satisfactory terms,
(iii) uncertainty regarding the development and market acceptance of new products, (iv) loss of market share through competition, (v) deterioration in economic conditions, particularly in the financial services industry, and (vi) Primark's inability to complete the implementation of its Y2K plans on a timely basis.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by this item is provided under the caption "Foreign Currency Exchange Risk Management" under Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations. Also see item 7A. Quantitative and Qualitative Disclosures About Market Risk in Primark's 1998 10-K.

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        27* Financial Data Schedule

     (b) The Company filed report Form 8-K on March 3, 1999 regarding the acquisition of Extel.

       The Company filed report Form 8-K/A on April 7, 1999 regarding the acquisition of Extel.
---------------
* Indicates document filed herewith.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PRIMARK CORPORATION

                                          By:    /s/ STEPHEN H. CURRAN
                                          --------------------------------------
                                                    Stephen H. Curran
                                               Executive Vice President and
                                                 Chief Financial Officer
                                              (Principal Financial Officer)

Date: May 12, 1999