Form 10-Q
period 1999-06-30
PRIMARK CORP
filed 1999-08-12
CIK 356064

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 1999

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

                 YES     [X]                         NO     [ ]

     Number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 1999:

                  Common Stock, without par value: 20,439,292

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              PRIMARK CORPORATION
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1999

                                                               PAGE
                                                              NUMBER
                                                              ------
COVER.......................................................     i
INDEX.......................................................    ii
PART I -- FINANCIAL INFORMATION
  Item 1.  Financial Statements.............................     1
  Item 2.  Management's Discussion and Analysis of Results
           of Operations and Financial   Condition..........    11
  Item 3.  Quantitative and Qualitative Disclosures about
     Market Risk............................................    17
PART II -- OTHER INFORMATION
  Item 4.  Results of Votes of Security Holders.............    18
  Item 6.  Exhibits and Reports on Form 8-K.................    19
SIGNATURE...................................................    20

                                     PART I

                             FINANCIAL INFORMATION

                      PRIMARK CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                              JUNE 30,     DECEMBER 31,
                                                                1999           1998
                                                              ---------    -------------
                                                              (IN THOUSANDS OF DOLLARS)
                                         ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost (which approximates
    market value)...........................................  $ 21,873       $ 51,630
  Billed receivables less allowance for doubtful accounts of
    $4,679 and $3,762, respectively.........................    99,441         88,770
  Unbilled and other receivables............................    13,445         13,203
  Other current assets......................................    20,762         15,806
  Net assets of discontinued operations.....................        --          8,900
                                                              --------       --------
                                                               155,521        178,309
                                                              --------       --------
DEFERRED CHARGES AND OTHER ASSETS
  Goodwill, less accumulated amortization of $89,099 and
    $81,048, respectively...................................   597,754        526,624
  Capitalized data and other intangible assets, less
    accumulated amortization of $32,864 and $29,670,
    respectively............................................    38,682         38,703
  Capitalized software, less accumulated amortization of
    $22,963 and $18,578, respectively.......................    47,604         37,765
  Other.....................................................    12,960          9,797
                                                              --------       --------
                                                               697,000        612,889
                                                              --------       --------
PROPERTY, PLANT AND EQUIPMENT, AT COST
  Computer equipment........................................    73,675         79,837
  Leasehold improvements....................................    17,288         19,267
  Other.....................................................    27,971         10,901
                                                              --------       --------
                                                               118,934        110,005
  Less-accumulated depreciation.............................   (66,254)       (58,649)
                                                              --------       --------
                                                                52,680         51,356
                                                              --------       --------
                                                              $905,201       $842,554
                                                              ========       ========
                      LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes Payable.............................................  $ 92,073       $  6,750
  Accounts Payable..........................................     9,016         12,059
  Accrued employee payroll and benefits.....................    31,387         31,924
  Taxes payable.............................................    25,204         41,318
  Deferred income...........................................   102,097         80,004
  Current portion of long-term debt, including capital lease
    obligations.............................................       425            640
  Other.....................................................    49,304         53,441
                                                              --------       --------
                                                               309,506        226,136
                                                              --------       --------
LONG-TERM DEBT AND OTHER NON-CURRENT LIABILITIES
  Long-term debt, including capital lease obligations.......   151,143        151,489
  Deferred income taxes.....................................    11,432          9,599
  Other.....................................................    15,518         15,152
                                                              --------       --------
                                                               178,093        176,240
                                                              --------       --------
    Total liabilities.......................................   487,599        402,376
COMMITMENTS AND CONTINGENCIES (NOTE 6)
COMMON SHAREHOLDERS' EQUITY
  Common stock and additional paid-in-capital...............    68,957         90,239
  Retained earnings.........................................   362,040        355,380
  Accumulated other comprehensive income (loss).............   (13,395)        (5,441)
                                                              --------       --------
    Total common shareholders' equity.......................   417,602        440,178
                                                              --------       --------
  Total liabilities and shareholders' equity................  $905,201       $842,554
                                                              ========       ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                1999       1998       1999       1998
                                                              --------   --------   --------   --------
                                                              (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE
                                                                              AMOUNTS)
OPERATING REVENUES..........................................  $122,170   $108,874   $239,514   $213,285
OPERATING EXPENSES
  Cost of services..........................................    50,173     43,252     99,340     84,201
  Selling, general and administrative.......................    45,592     41,555     91,174     80,649
  Depreciation..............................................     5,030      4,397     10,016      8,503
  Amortization of goodwill..................................     4,709      3,813      8,867      7,935
  Amortization of other intangible assets...................     4,386      4,350      8,377      9,173
  Restructuring Charge......................................        (4)    68,677         (4)    68,677
                                                              --------   --------   --------   --------
    Total operating expenses................................   109,886    166,044    217,770    259,138
                                                              --------   --------   --------   --------
    Operating income........................................    12,284    (57,170)    21,744    (45,853)
                                                              --------   --------   --------   --------
OTHER INCOME AND (DEDUCTIONS)
  Interest income and expense -- net........................    (4,727)       363     (8,144)    (3,594)
  Other income and expense -- net...........................      (340)       613       (177)       310
                                                              --------   --------   --------   --------
    Total other income and (deductions).....................    (5,067)       976     (8,321)    (3,284)
                                                              --------   --------   --------   --------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES.....................................................     7,217    (56,194)    13,423    (49,137)
INCOME TAX EXPENSE (BENEFIT)................................     3,026     (8,217)     6,544     (4,782)
                                                              --------   --------   --------   --------
INCOME (LOSS) FROM CONTINUING OPERATIONS....................     4,191    (47,977)     6,879    (44,355)
DISCONTINUED OPERATIONS
  Discontinued operations, net of income tax expense of $0
    and $883 and $0 and $4,607, respectively................        --      1,214         --      6,112
  Gain on disposal of discontinued operations net of income
    tax expenses of $0 and $101,053 and $0 and $101,053,
    respectively............................................        --    173,225         --    173,225
                                                              --------   --------   --------   --------
    Total discontinued operations...........................        --    174,439         --    179,337
                                                              --------   --------   --------   --------
INCOME BEFORE EXTRAORDINARY LOSS AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE............................     4,191    126,462      6,879    134,982
  Extraordinary item-loss on early extinguishment of debt,
    net of income tax benefit of $0 and $3,614 and $0 and
    $3,614, respectively....................................        --     (5,121)        --     (5,121)
                                                              --------   --------   --------   --------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.................................................     4,191    121,341      6,879    129,861
  Cumulative effect of change in accounting principle, net
    of income tax benefit of $109...........................        --         --       (219)        --
                                                              --------   --------   --------   --------
NET INCOME APPLICABLE TO COMMON STOCK.......................  $  4,191   $121,341   $  6,660   $129,861
                                                              ========   ========   ========   ========
EARNINGS PER COMMON SHARE -- BASIC
  Income (loss) from continuing operations..................  $   0.20   $  (1.77)  $   0.33   $  (1.64)
  Discontinued operations...................................        --       6.45         --       6.64
  Extraordinary item........................................        --      (0.19)        --      (0.19)
  Cumulative effect of change in accounting for derivative
    financial instruments...................................        --         --      (0.01)        --
                                                              --------   --------   --------   --------
    Total earnings per share................................  $   0.20   $   4.49   $   0.32   $   4.81
                                                              ========   ========   ========   ========
EARNINGS PER COMMON SHARE -- ASSUMING DILUTION
  Income from continuing operations.........................  $   0.20   $  (1.77)  $   0.33   $  (1.64)
  Discontinued operations...................................        --       6.45         --       6.64
  Extraordinary item........................................        --      (0.19)        --      (0.19)
  Cumulative effect of change in accounting for derivative
    financial instruments...................................        --         --      (0.01)        --
                                                              --------   --------   --------   --------
    Total earnings per share................................  $   0.20   $   4.49   $   0.32   $   4.81
                                                              ========   ========   ========   ========
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
  OUTSTANDING
  Basic.....................................................    20,592     27,054     20,656     26,998
  Effect of Dilutive Securities.............................       497         --        477         --
                                                              --------   --------   --------   --------
  Diluted...................................................    21,089     27,054     21,133     26,998
                                                              --------   --------   --------   --------

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                                                                 1999           1998
                                                              -----------    ----------
                                                              (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................   $   6,660      $129,861
  Adjustments to reconcile net income to net cash flows from operating activities:
  Discontinued operations...................................          --        (6,112)
  Gain on sale of subsidiary................................          --      (173,225)
  Restructuring Charge -- intangible assets.................          --        60,650
  Extraordinary loss on early extinguishment of debt........          --         5,121
  Cash (contributed to) discontinued operations.............          --        (7,066)
  Depreciation and amortization.............................      27,260        25,611
  Other charges and credits -- net..........................       2,496         2,318
  Changes in operating working capital, excluding the effect of acquisitions:
     (Increase) in billed, unbilled and other
      receivables-net.......................................      (8,507)      (30,094)
     (Increase) in other current assets.....................      (2,863)       (7,521)
     (Decrease) in accounts payable.........................      (2,738)       (1,426)
     Increase in accrued payroll and benefits...............         360           388
     Increase in income and other taxes payable -- net......       4,168         4,191
     Increase in deferred income............................      10,566        14,074
     (Decrease) increase in other current liabilities.......      (7,126)        9,808
                                                               ---------      --------
       Net cash provided from operating activities..........      30,276        26,578
                                                               ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of short-term notes payable......................     460,010       215,405
  Repayment of short-term notes payable.....................    (381,687)     (128,312)
  Repayment of long-term debt...............................          --      (332,503)
  Common stock repurchased and retired......................     (25,653)     (154,383)
  Common stock issuance.....................................       4,371         8,188
  Debt issue costs and other................................      (1,492)         (745)
  Call premium..............................................          --        (2,873)
                                                               ---------      --------
       Net cash provided by (used for) financing
        activities..........................................      55,549      (395,223)
                                                               ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures......................................     (13,452)       (9,716)
  Capitalized software......................................     (10,192)       (9,163)
  Purchase of subsidiaries -- net of acquired cash..........     (79,118)       (2,271)
  Proceeds from sale of discontinued operations.............       8,900       432,000
  Tax paid on disposal of discontinued operations...........     (21,381)      (30,000)
  Other -- net..............................................          --          (191)
  Cash (contributed to) discontinued operations.............          --        (2,628)
                                                               ---------      --------
       Net cash (used for) provided by investing
        activities..........................................    (115,243)      378,031
                                                               ---------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................        (339)          106
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........     (29,757)        9,492
CASH AND CASH EQUIVALENTS, JANUARY 1........................      51,630        12,780
                                                               ---------      --------
CASH AND CASH EQUIVALENTS, JUNE 30..........................   $  21,873      $ 22,272
                                                               =========      ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

                                                              SIX MONTHS ENDED
                                                               JUNE 30, 1999
                                                              ----------------
                                                              (IN THOUSANDS OF
                                                                  DOLLARS)
COMMON STOCK
Balance -- beginning of period..............................      $    425
Issued for employee stock purchase and option plans.........             5
Retirement of common stock..................................           (21)
                                                                  --------
Balance at June 30..........................................           409
                                                                  --------
ADDITIONAL PAID IN CAPITAL
Balance -- beginning of period..............................        89,814
Tax benefit relating to stock option plans..................           842
Issued for employee stock purchase and option plans.........         3,524
Retirement of common stock..................................       (25,632)
                                                                  --------
Balance at June 30..........................................        68,548
                                                                  --------
RETAINED EARNINGS
Balance -- beginning of period..............................       355,380
Net income..................................................         6,660
                                                                  --------
Balance at June 30..........................................       362,040
                                                                  --------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance -- beginning of period..............................        (5,441)
Net gain on derivative instruments designated as cash flow
  hedges....................................................           336
Foreign currency translation adjustments....................        (8,290)
                                                                  --------
Balance at June 30..........................................       (13,395)
                                                                  --------
TOTAL COMMON SHAREHOLDERS' EQUITY...........................      $417,602
                                                                  ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------   ------------------
                                                           1999       1998       1999       1998
                                                          -------   ---------   -------   --------
                                                                 (IN THOUSANDS OF DOLLARS)
NET INCOME..............................................  $4,191    $121,341    $ 6,660   $129,861
                                                          ------    --------    -------   --------
Other comprehensive income, net of tax:
Net gain on derivative instruments designated as cash
  flow hedges...........................................     230          --        336         --
Cumulative translation adjustment.......................  (1,929)       (869)    (8,290)      (677)
                                                          ------    --------    -------   --------
OTHER COMPREHENSIVE INCOME (LOSS).......................  (1,699)       (869)    (7,954)      (677)
                                                          ------    --------    -------   --------
COMPREHENSIVE INCOME (LOSS).............................  $2,492    $120,472    $(1,294)  $129,184
                                                          ======    ========    =======   ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  ACQUISITIONS

     During 1999, the Company made the acquisitions described below, each of which has been accounted for as a purchase. Accordingly, the purchase price has been allocated on a preliminary basis to the identifiable net assets acquired based upon estimates of their fair market values as of the acquisition dates and the excess of purchase price over the estimated fair value of total net assets acquired was allocated to goodwill. The consolidated financial statements include the operating results of each business from the date of acquisition.

                                                       REMAINING
                                                          20%
                                                      INTEREST IN
                                                      WORLDSCOPE       A-T       EXTEL
                                                      -----------    -------    -------
                                                               (IN THOUSANDS)
Cash................................................    $ 9,000      $35,306    $30,669
Convertible Notes Issued............................      7,000
Acquisition Fees....................................                     825      1,250
Other...............................................         --           34         --
                                                        -------      -------    -------
     Total Consideration............................    $16,000      $36,165    $31,919
Acquired Cash.......................................         --       (1,253)        --
                                                        -------      -------    -------
     Net Consideration..............................    $16,000      $34,912    $31,919
                                                        =======      =======    =======
Excess of Purchase Price over Fair Value............    $16,566      $30,029    $30,283
                                                        =======      =======    =======

  a.  A-T

     On February 5, 1999 Primark acquired all of the outstanding shares of A-T for $34.9 million, which is net of acquired cash. The excess of purchase price over fair value of net assets acquired of approximately $30.0 million is being amortized on a straight-line basis over 40 years. Founded in 1987, A-T's customers are users of real time information, such as money managers, traders, banks and other institutional investors.

  b.  Extel

     On February 19, 1999 the Company acquired the Company Fundamental Data business and the Extel brand name ("Extel") from The Financial Times Group, part of Pearson plc, for $31.9 million, subject to certain post closing adjustments. The excess of purchase price over fair value of net assets acquired of approximately $30.3 million is being amortized on a straight-line basis over 25 years. Extel is a widely recognized brand name in the European and Asian markets and provides summarized company "tear sheets" for rapid corporate analysis, historical company fundamental information, image-based data, textual corporate profiles and company news to the investment industry worldwide.

  c.  Worldscope

     On June 1, 1999 the Company acquired the remaining 20% minority interest in Worldscope for $16.0 million, giving Primark 100% ownership of this business. The purchase price consisted of a $9.0 million cash payment and two $3.5 million convertible subordinated notes. The notes pay interest at 5%, have a maturity date of June 1, 2014, are due upon demand at any time after January 1, 2000 and are convertible into Primark common shares at a price of $30 per share. The notes are callable by Primark in the event of a change in control. The excess of the purchase price over the fair market value of net assets acquired of approximately $16.6 million is being amortized on a straight line basis over 25 years. Worldscope produces a leading database covering global company financial information on over 24,000 companies from 53 countries. A special feature of the Worldscope database is the standardization of company account information to a common format for meaningful cross-border comparisons and analysis.

                      PRIMARK CORPORATION AND SUBSIDIARIES

2.  RESTRUCTURING AND INTEGRATION CHARGES

     Effective June 1, 1998, the Company was reorganized in order to focus solely on its information services businesses. In connection with this reorganization, the Company recorded $68.7 million in operating expenses for direct and other reorganization related costs in June 1998. The restructuring charge included the write-off of intangible assets for (i) $25.0 of previously capitalized software related to the planned integration of several product offerings on common software platforms, (ii) $1.5 million of data determined to be duplicative and not usable as a result of database integration, (iii) write-off of $23.9 million of goodwill associated with software and data, which was established as part of purchase accounting, (iv) write-off of $7.2 of goodwill related to DAFSA, and (v) write-off of $3.1 of a trademark no longer used in the restructured organization. The level of impairment was determined based upon the discounted value of estimated future cash flows.

     An additional $8.0 million of the charge related primarily to termination benefits in the phased reduction of employees and the abandonment of leased facilities, including leasehold improvements. Salaries and termination benefits, either in the form of one-time or periodic payments, were made when the employee ceased employment. These employees were in management, sales and administrative support.

     During the second quarter of 1999, the Company decided not to abandon certain leased space primarily as a result of acquisitions made since the restructuring charge was recorded in June of 1998. Also the Company was able to sub-lease or otherwise abandon certain leases for less than was originally estimated. This resulted in a reduction of restructuring expense and the related accrual in the second quarter of approximately $2,986,000. Also during the second quarter the Company wrote off leasehold improvements and amortized unfavorable leases in an amount equal to approximately $177,000.

     During the second quarter of 1999, as part of its integration program, an additional $3,051,000 was incurred of which $2,875,000 was paid to 56 employees notified, and terminated in the second quarter of 1999.

     The severance accrual was changed by $332,000 in the second quarter due to $69,000 for amounts settled favorably, $439,000 for severance amounts paid offset by $176,000 related to severance for under accruals and for people notified in the second quarter who will be terminated in the third quarter.

     As of June 30, 1999 the restructuring program was substantially complete and the remaining accrual totaled $837,000. This amount represents $90,000 of real estate brokerage fees to be paid in the third quarter of 1999, $457,000 related to the abandonment of leased facilities expected to be utilized over the remainder of the applicable lease, and $290,000 related to four staff reductions to be completed in the third quarter. As of August 11, 1999, there are two remaining employees to be terminated associated with the restructuring.

     Details of activity related to the restructuring and integration costs in 1998 and 1999 are as follows:

                                                         UTILIZED IN      UTILIZED IN
                                   1998      UTILIZED   QUARTER ENDING   QUARTER ENDING   JUN. 30, 1999
                                 PROVISION   IN 1998    MAR. 31, 1999    JUN. 30, 1999       ACCRUAL
                                 ---------   --------   --------------   --------------   -------------
                                                           (AMOUNTS IN 000'S)
Abandonment of leased
  facilities, including
  leasehold improvements.......   $5,156      $  883         $563            $3,163           $547
Salaries and termination
  benefits.....................    2,871       1,890          359               332            290
                                  ------      ------         ----            ------           ----
Total..........................   $8,027      $2,773         $922            $3,495           $837
                                  ------      ------         ----            ------           ----

                      PRIMARK CORPORATION AND SUBSIDIARIES

     The following table summarizes the effect to the income statement for restructuring and integration items in the second quarter of 1999:

Salaries and termination benefits...........................  $3,051
Leasehold and related items not abandoned due to recent
  acquisitions or items settled for amounts less than
  originally anticipated....................................  (2,986)
Salaries and termination benefits settled for amounts less
  than anticipated..........................................     (69)
                                                              ------
Total.......................................................      (4)
                                                              ======

3.  REPURCHASE OF COMMON STOCK

     On July 3, 1998, the Company implemented an open market purchase program to buy up to 2,000,000 shares of its common stock from time to time, depending on market conditions. On November 10, 1998, the Board of Directors approved an expansion of the open market purchase program by an additional 2,000,000 shares, bringing the total potential buyback to 4,000,000 shares. As a result, under the two repurchase programs totaling 4,000,000 shares, the Company has purchased 2,646,246 shares through June 30, 1999, and had authority remaining to buy back up to 1,353,754 additional shares of its common stock. For the six months ended June 30, 1999, 1,077,746 shares were purchased at a total cost of $25.7 million. During July 1999, the Company did not repurchase any additional shares.

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

     Forward and option contracts related to foreign exchange market risk are utilized to reduce the exposure of the Company to excessive foreign currency fluctuations. Significant portions of Primark's revenues are denominated in currencies other than the U.S. Dollar. For the quarter ended June 30, 1999, approximately 58% of total revenues were denominated in non-U.S. Dollar currencies. Approximately 35%, 17% and 6% were denominated in U.K. Sterling, currencies of Continental Europe, and Asian currencies, respectively. The majority of Primark's revenues are generated from subscription arrangements of up to two years in duration.

     Additionally, a significant percentage of Primark's operating costs are denominated in foreign currencies. Primark maintains significant production, product development, sales and administrative functions in the United Kingdom. Also, Primark maintains local sales and customer service functions in most financial centers of Europe and Asia. For the quarter ended June 30, 1999, approximately 42% of operating income exclusive of goodwill amortization was denominated in non-U.S. Dollar currencies. This 42% can be broken down between a negative margin of (2%) in U.K Sterling, 37% in Continental Europe and 7% in Asia. The primary market risk that Primark faces is the U.S. Dollar strengthening versus the Euro, Swiss Franc, Swedish Krona and Japanese Yen.

     The Company principally enters into contracts to deliver foreign currencies for U.K. Sterling at agreed-upon exchange rates with maturities not exceeding two years. The Company accounts for these instruments as cash flow hedges. In accordance with FAS 133, the fair value of changes of derivative instruments related to the effective portion of cash flow hedges are initially recorded as a component of other comprehensive income. Unrealized gains and losses on cash flow hedges accumulate in other comprehensive income and are

                      PRIMARK CORPORATION AND SUBSIDIARIES
reclassified into earnings when the forecasted transaction affects earnings. During the quarter ended June 30, 1999, there was no ineffective portion of derivative gains or losses reported in earnings. Net gains from hedge transactions expiring during the quarter ended June 30, 1999 totaling $147,000 were reclassified from other comprehensive income to revenues. At June 30, 1999, the fair value of outstanding instruments was $336,000, recorded in other current assets with the offset to other comprehensive income. The gain will be recognized in revenues over the next 12 months as the forecasted revenues are recognized.

     Forward and option contracts are also entered into to protect anticipated repatriations of excess cash flow, primarily from the U.K., under intercompany loan agreements or other financial transactions. The Company accounts for these instruments as fair value hedges and changes in the fair market value of such contracts are recorded each period in non-operating income or loss. During the quarter ended June 30, 1999, a net gain on fair value hedging contracts of $24,000 was recorded to non operating income.

     Certain foreign subsidiaries of the Company loan excess cash to the U.K. as part of the Company's cash management program. All such loans are denominated in the currency of the lending entity. The Company's U.K. subsidiary designates such foreign currency loans as hedges in its net investment in foreign subsidiaries, and the gain or loss resulting from periodic revaluation of such loans is recorded to a separate component of the cumulative translation adjustment. For the quarter and year to date periods ended June 30, 1999, $1.2 million and $3.4 million of net gains, respectively, from revaluation of intercompany loans were recorded to the cumulative translation adjustment.

     The cumulative effect of a change in accounting principle due to adoption of FAS 133 as of January 1, 1999 had a $219 thousand negative impact on earnings.

5.  1999 STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS

     On May 26, 1999 the Company established the 1999 Stock Option Plan for Non-Employee Directors, which provides for the granting of 200,000 options to purchase shares of Primark common stock. Options under this plans: (i) are granted at prices equal to the fair market value of the stock on the date of grant, (ii) vest immediately, and (iii) expire ten years from the date of grant. As of June 30, 1999, 167,070 options have been granted under this plan.

6.  CONTINGENCIES

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

7.  DISCONTINUED OPERATIONS

     The accompanying consolidated financial statements reflect the operating results of TASC and TIMCO separately from the Company's continuing operations for 1998. Interest expense has been allocated to discontinued operations based upon the ratio of net assets to total consolidated net assets. The net assets of discontinued operations represent the net book value of the Company's investment in TASC and TIMCO and consist principally of working capital, fixed assets, goodwill and other non-current assets and liabilities. A purchase price adjustment of $8.9 million associated with the sale of TASC was received by Primark in January of 1999.

                      PRIMARK CORPORATION AND SUBSIDIARIES

                                                              QUARTER ENDED   YEAR TO DATE
                  DISCONTINUED OPERATIONS                     JUNE 30, 1998   JUNE 30, 1998
                  -----------------------                     -------------   -------------
                                                                         (AMOUNTS IN 000'S)
INCOME
TASC........................................................     $   --          $ 3,755
TIMCO.......................................................      1,214            2,357
                                                                 ------          -------
     Total..................................................     $1,214          $ 6,112
                                                                 ======          =======
NET ASSETS
TASC........................................................                     $    --
TIMCO.......................................................                      43,915
                                                                                 -------
     Total..................................................                     $43,915
                                                                                 =======

8.  EARNINGS PER SHARE

     Due to the loss from continuing operations for the three and six months ended June 30, 1998, the Earnings Per Common Share -- Basic and Dilutive included within the Company's Statements of Income exclude the dilutive effect of options and other potential common shares. If options and other potential common shares were included, weighted average common equivalent shares outstanding would have been as follows:

        WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING

                                                      THREE MONTHS ENDED   SIX MONTHS ENDED
                                                        JUNE 30, 1998       JUNE 30, 1998
                                                      ------------------   ----------------
                                                               (AMOUNTS IN 000'S)
Basic...............................................        27,054              26,998
Effect of Dilutive..................................         1,066               1,187
                                                            ------              ------
Diluted.............................................        28,120              28,185

9.  GENERAL

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

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Earning per Share

     Primark Corporation reported income from continuing operations for the second quarter and six months ended June 30, 1999 at $4.2 million ($0.20 per share) and $6.9 million ($0.33 per share) compared to losses of $48.0 million ($1.77 per share) and $44.4 million ($1.64 per share) for the respective periods last year. A restructuring charge of $68.7 million was recorded in the second quarter of 1998. Exclusive of that restructuring charge and the related tax benefit, Primark in 1998 would have had income from continuing operations in the second quarter and six months ended June 30, 1998 of $6.7 million ($0.24 per share on a dilutive basis) and $10.3 million ($0.37 per share on a dilutive basis), respectively.

     Net income for the three and six months ended June 30, 1999 was $4.2 million ($0.20 per share) and $6.7 million ($0.32 per share), compared to $121.3 million ($4.49 per share) and $129.9 ($4.81 per share) for the same respective periods last year. Included in net income for the six months ended June 30, 1999 is a loss, net of tax, of $0.2 million ($0.01 per share) associated with the cumulative effect of a change in accounting principle for the adoption of Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." Discontinued operations for the three and six months ended June 30, 1998 include $174.4 million ($6.45 per share) and $179.3 million ($6.64 per share) for operations and gains on disposal of TASC and TIMCO, the Company's former applied technology and aircraft maintenance operations, respectively. Also in the second quarter of 1998, Primark used the proceeds from the sale of discontinued operations to repay $220 million of commercial bank debt and $112 million of senior notes resulting in an extraordinary loss of $5.1 million ($0.19 per share)

Acquisitions

     During the first quarter of 1999, the Company acquired the businesses of A-T Financial Information Inc. ("A-T") for $34.9 million and the Extel company fundamental data business, along with the Extel brand name, for $31.9 million. During the second quarter of 1999, Primark acquired from Wright Investors' Service its 20% minority interest in Worldscope, giving Primark 100% ownership in this business for $16.0 million; OnPoint Technologies Inc. was also acquired for $3.3 million.

     Founded in 1987, A-T is a leading provider of Windows-compatible real time financial market data and software to money managers, traders, banks and other institutional investors. A-T has launched a competitive Internet site for individual investors, which is marketed as "A-T Attitude." The company reported approximately $13 million in revenues for 1998, which is an increase of 29% over the prior year.

     Management plans to integrate A-T's leading real-time data and software capabilities with the full range of Primark's financial information products. In April 1999, A-T released a new North American market datafeed, called Primark SpeedFeed, which is collected directly from 35 sources. Management believes that this new feed will enable Primark to offer superior quality Internet and institutional products, especially when combined with the many unique databases available from Primark today. For example, by combining A-T's robust North American coverage with the European market data collected by its ICV unit in London, Primark will have excellent real-time and historical coverage for the world's two largest financial markets. Building on Primark's extensive presence in Asia and developing countries, management intends to expand this capability to the rest of the globe.

     Management also intends to use the existing A-T Internet delivery system as the foundation of a global investment service for retail and institutional investors located in the United States, Europe, Asia and other parts of the world. The new Internet service will combine real-time and historical securities prices, indices, company financial reports and documents, ownership, insider trading, earnings estimates, broker research, market-related economic analysis, forecasts and news -- with securities trading and portfolio management capabilities. Distinctive features of this new Internet service will be its global coverage of countries, markets, industries and securities, together with Primark forecasts and analytical tools. Most of the data will be drawn from Primark's financial and economic information businesses, along with third party information such as Dow Jones news to complete the service.

     The Primark brand and its information products are currently on the Internet in many ways. The Disclosure Global Access product (www.disclosure.com) is authorized to deliver company financial information through the Internet to over 500,000 users. Broker research (www.trapeze.net), earnings estimates (www.ibes.com), securities analysis (www.baseline.com), prices (www.marketeye.co.uk), and economics (www.wefa.com) are other prime examples. For the retail community, Primark proprietary data is delivered via AOL, MSN, Stock Smart, FT.com, WSJ.com, Quote.com, E*Trade and many others.

     In February 1999, the Extel company fundamental data business and the Extel brand name were acquired from The Financial Times Group, part of Pearson plc, for $31.9 million in cash, subject to certain post closing adjustments. Extel, perhaps best known for its "Extel Card" company tearsheets for rapid corporate analysis, provides historical company accounts, image-based data, and textual corporate profiles and company news to the investment industry worldwide. The acquired business reported revenues of approximately $18 million in 1998.

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

     Primark will also incorporate elements of Extel data into its existing and planned real-time information services. These services are being strengthened through the acquisition of real-time provider A-T Financial Information. Extel data will be included on real-time products such as TOPIC as part of Primark's drive to become the world's leading supplier of equity data.

     The purchase price for the remaining 20% stake of Worldscope was $16 million consisting of a $9 million cash payment and two $3.5 million convertible subordinated notes. The notes pay interest at 5%, have a maturity date of June 1, 2014 and are convertible into Primark common shares at a price of $30 per share. The notes are callable by Primark in the event of a change of control.

     Worldscope produces a leading database covering global company financial information on over 24,000 companies from 53 countries. A special feature of the Worldscope database is the standardization of company account information to a common format for meaningful cross-border comparisons and analysis. With 100% ownership of Worldscope, Primark will integrate across all business units every aspect of company account data collection, production and delivery. This integration should allow Primark to provide its customers with more complete and timely coverage, which will be achieved at lower costs to Primark.

     Primark acquired OnPoint Technologies Inc., a firm specializing in developing internet-based financial applications and software products for the financial services sector. OnPoint's web-focused development team will use Primark's information resources and technical infrastructure to develop financial products for the Internet.

     The acquired businesses of A-T Financial Information Inc., Extel and OnPoint Technologies Inc. have been made part of the Primark Financial Information Division (PFID) and their financial results are included with PFID. Worldscope has always been included within PFID.

Operating Results

     The following table summarizes the operating results of Primark by
Division:

                              QUARTER ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                          ------------------------------    -----------------------------
        REVENUE            1999       1998      % CHANGE     1999       1998     % CHANGE
        -------           -------    -------    --------    -------    -------   --------
PFID....................   85,433     77,360      10.4%     168,455    152,559     10.4%
PFAD....................   22,788     18,322      24.4%      44,606     35,881     24.3%
PDID....................   13,949     13,192       5.7%      26,453     24,845      6.5%
                          -------    -------                -------    -------
                          122,170    108,874      12.2%     239,514    213,285     12.3%
                          =======    =======                =======    =======
EBITDA
PFID....................   18,523     16,622      11.4%      35,269     35,641     (1.0)%
PFAD....................    6,569      5,654      16.2%      12,611     10,725     17.6%
PDID....................    2,380      3,923     (39.3)%      2,989      4,990    (40.1)%
Corp....................   (1,067)    (2,132)     50.0%      (1,869)    (2,921)    36.0%
                          -------    -------                -------    -------
                           26,405     24,067       9.7%      49,000     48,435      1.2%
                          =======    =======                =======    =======
OPERATING INCOME
PFID....................    7,823      7,264       7.7%      14,742     16,757    (12.0)%
PFAD....................    4,657      3,963      17.5%       8,835      7,279     21.4%
PDID....................    1,272      2,669     (52.3)%        798      2,411    (66.9)%
Corp....................   (1,472)    (2,389)     38.4%      (2,635)    (3,623)    27.3%
                          -------    -------                -------    -------
                           12,280     11,507       6.7%      21,740     22,824     (4.7)%
                          =======    =======                =======    =======

     The above table does not include the restructuring charge of $68.7 million taken in the second quarter of 1998. Of this amount $50.7 million relates to PFID, $17.8 million relates to PDID and $225,000 relates to PFAD.

     EBITDA represents operating income excluding restructuring charges plus depreciation and amortization expense and should not be considered in isolation from, or as a substitute for, operating income, net income or cash flows from operating activities computed in accordance with generally accepted accounting principles. While not a required disclosure under generally accepted accounting principles, EBITDA is a widely used measure of a company's performance in its industry. EBITDA assists in comparing performance on a consistent basis without regard to depreciation and amortization, which may vary significantly depending on accounting methods (particularly where acquisitions are involved). Management of the company believes that EBITDA is a meaningful measure given the widespread industry acceptance as a basis for financial analysis. Further, certain of the company's debt agreements include financial covenants that are based upon EBITDA, as defined above. Due to the variety of methods that may be used by companies and analysts to calculate EBITDA, the EBITDA measures presented herein may not be comparable to that presented by other companies.

     Revenues from continuing operations for the second quarter and six months ended June 30, 1999 were reported at $122.2 million and $239.5 million compared to $108.9 million and $213.3 million for the same respective periods last year. Operating and EBITDA margins in second quarter of 1999 improved compared to the first quarter of 1999 due to revenues from new products being introduced in 1999 and further expense savings associated with completing Primark's integration efforts.

  PFID

     PFID's growth in sales can be primarily attributed the following factors:
1) excellent sales of Datastream's research product in Europe and Asia,
2) strong sales in the UK of the investment accounting systems offered by the Primark Information Management System (PIMS) product line, 3) a good reception by the market of Disclosure's next generation electronic products line led by Global Access and Piranha. Continued weakness in Disclosure's traditional CD Rom and document delivery business partially offset this growth.

     Excluding Disclosure's traditional products, management expects this division's growth to continue due to synergy created by recent acquisitions and due to the impact of new products and enhancements to existing products released in 1999.

  PFAD

     The Primark Financial Analytics Division (PFAD) had another strong quarter of growth in revenues, EBITDA and operating income. The Baseline product leads this growth with an increase in revenues of 34% and 37% for the quarter and year to date, followed by IBES with growth of 18% for both the quarter and year to date and Vestek with growth of 24% and 19% for both the quarter and year. Management expects this performance to continue with the sale of new or recently released products such as Trapeze, Active Express, and Vestek's mutual fund warehouse offering.

  PDID

     The Primark Decision Information Division (PDID) derives revenues from two major sources. Under the brand name of the Yankee Group, this Division sells subscription and consulting services to both the vendors and users of telecommunications and computing capabilities. Growth in revenues from these services was up 24% and 26% for the quarter and year, respectively.

     Under the brand name of Primark WEFA, PDID sells subscriptions to economic services as well as economic consulting for analysis and planning. Revenues dropped by 10% and 8% for the quarter and year primarily as a result of product transitions. This drop in revenues is the primary reason for the deterioration of margins within this Division. WEFA's customer base and product line is transitioning from services provided to traditional corporate economists, a market which is flat to down, to marketing, financial and operating professionals, a market growing robustly. Management expects the revenues and margins at WEFA to improve modestly for the balance of 1999 when compared to the first half of the year.

     Other comprehensive income dropped by approximately $ 8.0 million primarily due to a change in the cumulative translation account resulting from the dollar strengthening against the pound. The Company has a significant goodwill asset denominated in U.K. Sterling.

Capital Resources and Liquidity

     Primark's cash and cash equivalent balances decreased $29.8 million during the six months ended June 30, 1999 as a result of operating activities contributing $30.3 million, financing operations generating $55.6 million and investing activities absorbing $115.2 million.

     The $3.7 million increase in cash flows from operating activities is a result of timing differences associated with working capital accounts.

     Financing activities, for the most part, reflect a net increase of $83.8 million on Primark's revolving credit facility, resulting in $243.6 million of funded debt outstanding as of June 30, 1999. On July 3, 1998, the Company implemented an open market purchase program to buy up to 2,000,000 shares of its common stock from time to time, depending on market conditions. In addition, on November 10, 1998, the Board of Directors approved an expansion of the open market purchase program by 2,000,000 shares, bringing the total potential buyback to 4,000,000 shares. As a result under the two repurchase programs totaling 4,000,000 shares, the Company had authority remaining to buy back up to 1,353,754 additional shares of its common stock as of June 30, 1999. For the six months ended June 30, 1999, 1,077,746 shares were purchased at a total cost of $25.7 million. Additionally, Primark received proceeds of $4.4 million on the issuance of common stock associated with stock option and employee stock purchase plans.

     Investing activities included the use of $79.1 million for the purchase by Primark of four companies in the first six months of 1999, Extel, A-T Financial, the remaining 20% of Worldscope and Onpoint Technologies Inc. In addition, investing activities included $13.5 million of capital expenditures and $10.2 million of capitalized software. The capital expenditures consisted primarily of computer equipment purchases, which totaled $10.0 million for the six months ended June 30, 1999. In early 1999, the Company received

$8.9 million in cash associated with a purchase price adjustment from the sale of its TASC subsidiary in April of 1998. This amount was offset by $21.4 million of taxes paid in 1999 on the gains realized on the sale of discontinued operations in 1998. Management estimates that it will be required to pay approximately $8.0 million of additional taxes in the remainder of 1999 associated with the gain on the sale of discontinued operations realized in 1998.

Newly Adopted Accounting Standards

     Effective January 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 133, (FAS 133), "Accounting for Derivative Instruments and Hedging Activities". FAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Depending on the nature of the underlying exposure being hedged, changes in the fair value of derivatives are either recognized in the statement of operations or other comprehensive income. The ineffective portion of a derivative's change in fair value is recognized in the statement of operations. In accordance with the Company's risk management policy, Primark uses foreign currency options and foreign currency forward contracts. The Company does not hold or issue derivative instruments for trading purposes.

     The cumulative effect of a change in accounting principle due to adoption of FAS 133 as of January 1, 1999 had a $219 thousand negative impact on earnings.

Restructuring and Integration Charges

     Effective June 1, 1998, the Company was reorganized in order to focus solely on its information services businesses. In connection with this reorganization, the Company recorded $68.7 million in operating expenses for direct and other reorganization related costs in June 1998, subsequently adjusted to $68.0 million.

     The following summarizes the second quarter activity pertaining to the restructuring accrual:

                                                                     UTILIZED IN
                                                                       QUARTER
                                                    MAR. 31, 1999      ENDING      JUN. 30, 1999
                                                       ACCRUAL          1999          ACCRUAL
                                                    -------------    -----------   -------------
                                                                 (AMOUNTS IN 000'S)
Abandonment of leased facilities, including
  leasehold improvements..........................     $3,710          $3,163          $547
Salaries and termination benefits.................        622             332           290
                                                       ------          ------          ----
     Total........................................     $4,332          $3,495          $837
                                                       ======          ======          ====

     During the second quarter of 1999, the Company decided not to abandon certain leased space primarily as a result of acquisitions made since the restructuring charge was recorded in June of 1998. Also the Company was able to sub-lease or otherwise abandon certain leases for less than was originally estimated. The remaining amounts in abandoned leased facilities represents accrued brokerage fees for space to be abandoned in August and the difference between the cost of the leases and the sub-lease income to be generated. As of June 30, 1999 there are four employees still to be severed as part of the restructuring program.

     Also during the second quarter as a part of its integration program, an additional $3.1 million was incurred of which $2.9 million was paid to 56 employees notified and terminated in the second quarter of 1999.

     As of June 30, 1999 the restructuring program was substantially complete and the remaining accrual totaled $837,000. This amount represents $90,000 of real estate brokerage fees to be paid in the third quarter of 1999, $457,000 related to the abandonment of leased facilities expected to be utilized over the remainder of the applicable lease, and $290,000 related to four staff reductions to be completed in the third quarter. As of August 11, 1999, there are two remaining employee to be terminated associated with the restructuring.

Year 2000 Readiness Disclosure

     The Year 2000 (Y2K) issue relates to a complex set of potential problems arising from the ways in which computer software and hardware handle dates. Many older systems use a two-digit date format that may create ambiguities once the new century begins.

     The Company has been actively addressing all known Y2K issues since 1995, with the goal of providing continuous and reliable service to the Company's customers and a seamless transition to the new Millennium. The Company's Y2K plan focuses on each of the Company's internal systems, products and third parties with which the Company has a significant business relationship. In addition to the databases and software that the Company provides to its customers, the Company is reviewing, fixing, and testing all aspects of its internal operations -- from hardware systems (e.g., servers, LANs), software (e.g., production database systems, HR and finance information systems), and desktop PC programs to physical security systems, fire suppression, and other building control systems. In addition to managing our internal Y2K efforts, this program involves working with many other organizations. These include key data suppliers, hardware manufacturers, telecommunications companies, electric utilities, and many others.

     The Company is also prepared to assist its users with Y2K issues relating to their internal systems that directly interface with the Company's systems. All Primark companies are working together to achieve compliance by sharing information and resources. The Company believes that all material systems will be Y2K compliant before the end of the third quarter of 1999.

     All Primark companies dealing with the Y2K issues must address the many effects that this issue will have on their significant business relationships, including suppliers and customers. The Company is undertaking steps to work with third party vendors to understand their ability to continue to provide services and products.

     The Company has notified all customers with older products which are not Y2K compliant and which the Company will no longer support. All other Company products are Y2K compliant.

     The Company has undertaken a rigorous verification of suppliers. Primark business units incorporate data derived from many different suppliers. A major component of the Y2K project is reviewing every one of the suppliers to ensure compliance on their part. Where there is any doubt that a supplier will not be taking reasonable actions to ensure compliance, the Company will seek alternatives within a suitable time frame.

     The Company is preparing contingency plans to deal with major risks that could result from Y2K problems beyond the Company's control. This includes the failure of infrastructure support, e.g., utilities, as well as possible supplier and customer issues.

     The Company projects to incur costs related to its Y2K initiative of $5.0 million for the year ended December 31,1999. The Company expects to resolve every known significant Y2K problem and have the solutions thoroughly tested in the third quarter of 1999.

     The Company expects its Y2K efforts will be successful. However, the Company's products and services as well as the tools that Primark uses to conduct its Y2K evaluation are dependent on technological components, equipment and software that were developed by third parties and that may not be Y2K compliant. The Company has made extensive efforts to select third party products that meet our product requirements and that are Y2K-compliant. However, this compliance is not within the control of the Company. Failure of such third party components, equipment or software to operate properly with regard to the Y2K could interrupt ongoing operations or require the company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business and operating results.

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

                                    PART II
                               OTHER INFORMATION

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

     The Company's Annual Meeting of shareholders was held on May 26, 1999 for the purposes of electing a board of directors, amending the Company's Articles of Incorporation to increase the number of directors from 7 to 8, approving the grant of a stock option and approving the appointment of independent auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934.

     All of management's nominees for directors listed in the proxy statement were elected with the following vote:

                                      SHARES VOTED            SHARES            BROKER
                                         "FOR"         %     WITHHELD    %     NON-VOTES    %
                                      ------------   -----   --------   ----   ---------   ----
Kevin J. Bradley....................   18,735,620    90.2%   269,714    1.3%   1,068,984   5.1%
John C. Holt........................   18,699,404    90.0%   305,930    1.5%   1,068,984   5.1%
Joseph E. Kasputys..................   18,728,840    90.2%   276,494    1.3%   1,068,984   5.1%
Steven Lazarus......................   18,734,692    90.2%   270,642    1.3%   1,068,984   5.1%
Patricia McGinnis...................   18,735,964    90.2%   269,370    1.3%   1,068,984   5.1%
Jonathan Newcomb....................   18,751,483    90.3%   253,851    1.2%   1,068,984   5.1%
Constance K. Weaver.................   18,743,854    90.2%   261,480    1.3%   1,068,984   5.1%
David Taylor........................   18,737,807    90.2%   267,527    1.3%   1,068,984   5.1%

     Proposal to approve an amendment to the Company's Articles of Incorporation to increase the number of directors from 7 to 8 was approved by the following vote:

                        SHARES
SHARES VOTED            VOTED               SHARES            BROKER
   "FOR"        %      AGAINST       %    ABSTAINING    %    NON-VOTES    %
------------  -----  ------------   ----  ----------   ----  ---------   ----
18,363,397    88.4%    534,548      2.6%   107,389     0.5%  1,068,984   5.1%

     Approval of the grant of a stock option to Mr. Steven L. Schneider, President and CEO of Primark Financial Information Division was voted as follows:

                        SHARES
SHARES VOTED            VOTED               SHARES            BROKER
   "FOR"        %      AGAINST       %    ABSTAINING    %    NON-VOTES    %
------------  -----  ------------   ----  ----------   ----  ---------   ----
15,562,201    74.9%  3,284,564      15.8%  158,569     0.8%  1,068,984   5.1%

     The appointment of Deloitte and Touche LLP as independent auditors for the year ended December 31, 1999 was approved by the following vote:

                        SHARES
SHARES VOTED            VOTED               SHARES            BROKER
   "FOR"        %      AGAINST       %    ABSTAINING    %    NON-VOTES    %
------------  -----  ------------   ----  ----------   ----  ---------   ----
18,817,405    90.6%    117,899      0.6%    70,030     0.3%  1,068,984   5.1%

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        2.1* Stock Option Agreement between the Company and David Taylor dated February 24, 1999.

        3.1*  Restated Articles of Incorporation of the Company.

        10.1 Primark Corporation 1999 Stock Option Plan for Non-Employee Directors dated May 26, 1999 (Exhibit 4.1 to the Company's Registration Statement on Form S-8 dated July 28, 1999).

        10.2* Memorandum of Understanding between the Company and David Taylor dated March 15, 1999.

        10.3* Employment extension between the Company and John C. Holt dated
              July 9, 1999.

        27*   Financial Data Schedule.

     (b) No reports on Form 8-K were filed during the quarter ended June 30,
1999.
---------------

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

Date: August 12, 1999