Form 10-Q
period 1999-09-30
PRIMARK CORP
filed 1999-11-12
CIK 356064

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

                 YES     [X]                         NO     [ ]

     Number of shares outstanding of each of the registrant's classes of common stock, as of October 30, 1999:

                  Common Stock, without par value:  19,987,445

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              PRIMARK CORPORATION

                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                                               PAGE
                                                              NUMBER
                                                              ------
COVER.......................................................     i
INDEX.......................................................    ii
PART I -- FINANCIAL INFORMATION
  Item 1.  Financial Statements.............................     1
  Item 2.  Management's Discussion and Analysis of Results
           of Operations and Financial Condition............    11
  Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk......................................    16
PART II -- OTHER INFORMATION
  Item 6.  Exhibits and Reports on Form 8-K.................    16
SIGNATURE...................................................    17

                                     PART I

                             FINANCIAL INFORMATION

                      PRIMARK CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                                (IN THOUSANDS OF DOLLARS)
                                          ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost (which approximates
    market value)...........................................    $ 14,912         $ 51,630
  Billed receivables less allowance for doubtful accounts of
    $5,125 and $3,762, respectively.........................     101,552           88,770
  Unbilled and other receivables............................      16,395           13,203
  Other current assets......................................      17,578           15,806
  Net assets of discontinued operations.....................          --            8,900
                                                                --------         --------
                                                                 150,437          178,309
                                                                --------         --------
DEFERRED CHARGES AND OTHER ASSETS
  Goodwill, less accumulated amortization of $94,443 and
    $81,048, respectively...................................     591,068          526,624
  Capitalized data and other intangible assets, less
    accumulated amortization of $35,158 and $29,670,
    respectively............................................      40,891           38,703
  Capitalized software, less accumulated amortization of
    $25,628 and $18,578, respectively.......................      51,378           37,765
  Other.....................................................      13,290            9,797
                                                                --------         --------
                                                                 696,627          612,889
                                                                --------         --------
PROPERTY, PLANT AND EQUIPMENT, AT COST
  Computer equipment........................................      83,220           79,837
  Leasehold improvements....................................      21,202           19,267
  Other.....................................................      30,982           10,901
                                                                --------         --------
                                                                 135,404          110,005
  Less-accumulated depreciation.............................     (72,225)         (58,649)
                                                                --------         --------
                                                                  63,179           51,356
                                                                --------         --------
    Total Assets............................................    $910,243         $842,554
                                                                ========         ========
                        LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes Payable.............................................    $102,561         $  6,750
  Accounts Payable..........................................       9,776           12,059
  Accrued employee payroll and benefits.....................      41,168           31,924
  Taxes payable.............................................      21,442           41,318
  Deferred income...........................................      85,072           80,004
  Current portion of long-term debt, including capital lease
    obligations.............................................         532              640
  Other.....................................................      59,219           53,441
                                                                --------         --------
                                                                 319,770          226,136
                                                                --------         --------
LONG-TERM DEBT AND OTHER NON-CURRENT LIABILITIES
  Long-term debt, including capital lease obligations.......     150,492          151,489
  Deferred income taxes.....................................       9,274            9,599
  Other.....................................................      14,382           15,152
                                                                --------         --------
                                                                 174,148          176,240
                                                                --------         --------
    Total liabilities.......................................     493,918          402,376
COMMITMENTS AND CONTINGENCIES (NOTE 6)
COMMON SHAREHOLDERS' EQUITY
  Common stock and additional paid-in-capital...............      58,818           90,239
  Retained earnings.........................................     366,812          355,380
  Accumulated other comprehensive (loss)....................      (9,305)          (5,441)
                                                                --------         --------
    Total common shareholders' equity.......................     416,325          440,178
                                                                --------         --------
  Total liabilities and shareholders' equity................    $910,243         $842,554
                                                                ========         ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                1999       1998       1999       1998
                                                              --------   --------   --------   --------
                                                              (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE
                                                                              AMOUNTS)
OPERATING REVENUES..........................................  $122,675   $108,534   $362,189   $321,819
OPERATING EXPENSES
  Cost of services..........................................    49,418     45,020    148,758    129,221
  Selling, general and administrative.......................    45,613     40,284    136,787    120,933
  Depreciation..............................................     5,048      4,328     15,064     12,831
  Amortization of goodwill..................................     4,833      3,820     13,700     11,755
  Amortization of other intangible assets...................     4,392      2,991     12,769     12,164
  Restructuring Charge......................................        --         --         (4)    68,677
                                                              --------   --------   --------   --------
    Total operating expenses................................   109,304     96,443    327,074    355,581
                                                              --------   --------   --------   --------
    Operating income........................................    13,371     12,091     35,115    (33,762)
                                                              --------   --------   --------   --------
OTHER INCOME AND (DEDUCTIONS)
  Interest income and (expense) -- net......................    (5,182)      (894)   (13,326)    (4,489)
  Other income and (expense) -- net.........................       308       (604)       131       (293)
                                                              --------   --------   --------   --------
    Total other income and (deductions).....................    (4,874)    (1,498)   (13,195)    (4,782)
                                                              --------   --------   --------   --------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES.....................................................     8,497     10,593     21,920    (38,544)
INCOME TAX EXPENSE (BENEFIT)................................     3,725      4,682     10,269       (100)
                                                              --------   --------   --------   --------
INCOME (LOSS) FROM CONTINUING OPERATIONS....................     4,772      5,911     11,651    (38,444)
DISCONTINUED OPERATIONS
  Discontinued operations, net of income tax
    (benefit)/expense of $0, $103, $0 and $(700),
    repectively.............................................        --      1,835         --      7,947
  Gain on disposal of discontinued operations net of income
    tax expense of $0, $7,683, $0 and $108,735,
    respectively............................................        --     14,189         --    187,414
                                                              --------   --------   --------   --------
    Total discontinued operations...........................        --     16,024         --    195,361
                                                              --------   --------   --------   --------
INCOME BEFORE EXTRAORDINARY LOSS AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE............................     4,772     21,935     11,651    156,917
  Extraordinary item-loss on early extinguishment of debt,
    net of income tax benefit of $0, $0, $0 and $3,614,
    respectively............................................        --         --         --     (5,121)
                                                              --------   --------   --------   --------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.................................................     4,772     21,935     11,651    151,796
  Cumulative effect of change in accounting principle, net
    of income tax benefit of $0, $0, $109 and $0,
    respectively............................................        --         --       (219)        --
                                                              --------   --------   --------   --------
NET INCOME APPLICABLE TO COMMON STOCK.......................  $  4,772   $ 21,935   $ 11,432   $151,796
                                                              ========   ========   ========   ========
EARNINGS PER COMMON SHARE -- BASIC
  Income (loss) from continuing operations..................  $   0.23   $   0.27   $   0.56   $  (1.52)
  Discontinued operations...................................        --       0.73         --       7.71
  Extraordinary item........................................        --         --         --      (0.20)
  Cumulative effect of change in accounting for derivative
    financial instruments...................................        --         --      (0.01)        --
                                                              --------   --------   --------   --------
    Total earnings per share................................  $   0.23   $   0.99   $   0.55   $   5.99
                                                              ========   ========   ========   ========
EARNINGS PER COMMON SHARE -- ASSUMING DILUTION
  Income from continuing operations.........................  $   0.23   $   0.26   $   0.55   $  (1.52)
  Discontinued operations...................................        --       0.70         --       7.71
  Extraordinary item........................................        --         --         --      (0.20)
  Cumulative effect of change in accounting for derivative
    financial instruments...................................        --         --      (0.01)        --
                                                              --------   --------   --------   --------
    Total earnings per share................................  $   0.23   $   0.96   $   0.54   $   5.99
                                                              ========   ========   ========   ========
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
  OUTSTANDING
  Basic.....................................................    20,358     22,088     20,634     25,343
  Effect of Dilutive Securities.............................       564        709        498         --
                                                              --------   --------   --------   --------
  Diluted...................................................    20,922     22,797     21,132     25,343
                                                              --------   --------   --------   --------

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
                                                              (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................   $  11,432      $ 151,796
  Adjustments to reconcile net income to net cash flows from operating activities:
  Discontinued operations...................................          --         (7,947)
  Gain on sale of subsidiary................................          --       (187,414)
  Restructuring Charge -- intangible assets.................          --         60,650
  Extraordinary loss on early extinguishment of debt........          --          5,121
  Cash (contributed to) discontinued operations.............          --         (9,270)
  Depreciation and amortization.............................      41,533         36,750
  Other charges and credits -- net..........................      (6,316)        (5,455)
  Changes in operating working capital, excluding the effect of acquisitions:
     (Increase) in billed, unbilled and other
      receivables -- net....................................     (12,528)       (14,584)
     Decrease (increase) in other current assets............       5,957         (3,392)
     (Decrease) increase in accounts payable................      (1,948)         1,581
     Increase in accrued payroll and benefits...............       9,783          1,587
     Increase in income and other taxes payable -- net......         198          8,164
     (Decrease) increase in deferred income.................      (7,625)         1,495
     Increase in other current liabilities..................       3,656         13,228
                                                               ---------      ---------
       Net cash provided from operating activities..........      44,142         52,310
                                                               ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of short-term notes payable......................     738,838        665,135
  Repayment of short-term notes payable.....................    (644,570)      (599,172)
  Repayment of long-term debt...............................      (5,500)      (332,504)
  Common stock repurchased and retired......................     (36,842)      (195,417)
  Common stock issuance.....................................       5,421          8,909
  Debt issue costs and other................................      (2,052)          (939)
  Call premium..............................................          --         (4,900)
                                                               ---------      ---------
       Net cash provided by (used for) financing
        activities..........................................      55,295       (458,888)
                                                               ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures......................................     (25,590)        14,486)
  Capitalized software......................................     (18,468)       (12,591)
  Purchase of subsidiaries -- net of acquired cash..........     (79,118)        (4,826)
  Proceeds from sale of discontinued operations.............       8,900        502,000
  Tax paid on disposal of discontinued operations...........     (21,381)       (43,000)
  Other -- net..............................................          --            171
  Cash (contributed to) discontinued operations.............          --         (3,495)
                                                               ---------      ---------
       Net cash (used for) provided by investing
        activities..........................................    (135,657)       423,773
                                                               ---------      ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................        (498)            47
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........     (36,718)        17,242
CASH AND CASH EQUIVALENTS, JANUARY 1........................      51,630         12,780
                                                               ---------      ---------
CASH AND CASH EQUIVALENTS, SEPT 30..........................   $  14,912      $  30,022
                                                               =========      =========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

                                                              NINE MONTHS ENDED
                                                              SEPTEMBER 30, 1999
                                                              ------------------
                                                               (IN THOUSANDS OF
                                                                   DOLLARS)
COMMON STOCK
Balance -- beginning of period..............................       $    425
Issued for employee stock purchase and option plans.........              6
Retirement of common stock..................................            (30)
                                                                   --------
Balance at September 30.....................................            401
                                                                   --------
ADDITIONAL PAID IN CAPITAL
Balance -- beginning of period..............................         89,814
Tax benefit relating to stock option plans..................          1,025
Issued for employee stock purchase and option plans.........          4,390
Retirement of common stock..................................        (36,812)
                                                                   --------
Balance at September 30.....................................         58,417
                                                                   --------
RETAINED EARNINGS
Balance -- beginning of period..............................        355,380
Net income..................................................         11,432
                                                                   --------
Balance at September 30.....................................        366,812
                                                                   --------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance -- beginning of period..............................         (5,441)
Net gain on derivative instruments designated as cash flow
  hedges....................................................            298
Foreign currency translation adjustments....................         (4,162)
                                                                   --------
Balance at September 30.....................................         (9,305)
                                                                   --------
TOTAL COMMON SHAREHOLDERS' EQUITY...........................       $416,325
                                                                   ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                                           SEPTEMBER 30,           JUNE 30,
                                                         ------------------   ------------------
                                                          1999       1998      1999       1998
                                                         -------   --------   -------   --------
                                                                (IN THOUSANDS OF DOLLARS)
NET INCOME.............................................  $4,772    $21,935    $11,432   $151,796
                                                         ------    -------    -------   --------
Other comprehensive income, net of tax:
Net (loss) gain on derivative instruments designated as
  cash flow hedges.....................................     (38)        --        298         --
Cumulative translation adjustment......................   4,128      1,239     (4,162)       562
                                                         ------    -------    -------   --------
OTHER COMPREHENSIVE INCOME (LOSS)......................   4,090      1,239     (3,864)       562
                                                         ------    -------    -------   --------
COMPREHENSIVE INCOME (LOSS)............................  $8,862    $23,174    $ 7,568   $152,358
                                                         ======    =======    =======   ========

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

                                                        REMAINING
                                                           20%
                                                       INTEREST IN
                                                       WORLDSCOPE       A-T       EXTEL
                                                       -----------    -------    -------
                                                                (IN THOUSANDS)
Cash.................................................    $ 9,000      $35,306    $30,669
Convertible Notes Issued.............................      7,000
Acquisition Fees.....................................                     825      1,250
Other................................................         --           34         --
                                                         -------      -------    -------
     Total Consideration.............................    $16,000      $36,165    $31,919
Acquired Cash........................................         --       (1,253)        --
                                                         -------      -------    -------
     Net Consideration...............................    $16,000      $34,912    $31,919
                                                         =======      =======    =======
Excess of Purchase Price over Fair Value.............    $16,566      $30,029    $30,283
                                                         =======      =======    =======

  a.  A-T

     On February 5, 1999, Primark acquired all of the outstanding shares of A-T for $34.9 million, which is net of acquired cash. The excess of purchase price over fair value of net assets acquired of approximately $30.0 million is being amortized on a straight-line basis over 40 years. Founded in 1987, A-T's customers are users of real time information, such as money managers, traders, banks and other institutional investors.

  b.  Extel

     On February 19, 1999, the Company acquired the Company Fundamental Data business and the Extel brand name ("Extel") from The Financial Times Group, part of Pearson plc, for $31.9 million, subject to certain post closing adjustments. The excess of purchase price over fair value of net assets acquired of approximately $30.3 million is being amortized on a straight-line basis over 25 years. Extel is a widely recognized brand name in the European and Asian markets and provides summarized company "tear sheets" for rapid corporate analysis, historical company fundamental information, image-based data, textual corporate profiles and company news to the investment industry worldwide.

  c.  Worldscope

     On June 1, 1999, the Company acquired the remaining 20% minority interest in Worldscope for $16.0 million, giving Primark 100% ownership of this business. The purchase price consisted of a $9.0 million cash payment and two $3.5 million convertible subordinated notes. The notes pay interest at 5%, have a maturity date of June 1, 2014, are due upon demand at any time after January 1, 2000 and are convertible into Primark common shares at a price of $30 per share. The notes are callable by Primark in the event of a change in control. The excess of the purchase price over the fair market value of net assets acquired of approximately $16.6 million is being amortized on a straight line basis over 25 years. Worldscope produces a leading database covering global company financial information on over 24,000 companies from 53 countries. A special feature

                      PRIMARK CORPORATION AND SUBSIDIARIES
of the Worldscope database is the standardization of company account information to a common format for meaningful cross-border comparisons and analysis.

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

     The $68.7 million charge included $8.0 million related primarily to termination benefits in the phased reduction of employees and the abandonment of leased facilities, including leasehold improvements. Salaries and termination benefits, either in the form of one-time or periodic payments, were made when the employee ceased employment. These employees were in management, sales and administrative support.

     During the nine months ended September 1999, the Company decided not to abandon certain leased space primarily as a result of acquisitions made since the restructuring charge was recorded in June of 1998. Also the Company was able to sub-lease or otherwise abandon certain leases for less than was originally estimated. This resulted in a reduction of restructuring expense and the related accrual of approximately $2,986,000. The Company also wrote off leasehold improvements and amortized leases associated with abandoned space in an amount equal to approximately $849,000.

     During the nine months ended September 1999, as part of its integration program, an additional $3,051,000 was incurred and paid to employees notified and terminated in 1999.

     The severance accrual was reduced by $780,000 during the nine months ended September 30, 1999 due to $69,000 for amounts settled favorably, $887,000 for severance amounts paid offset by $176,000 related to severance for under accruals and for people notified in 1999.

     As of September 30, 1999, the remaining accrual totaled $639,000. This amount represents $438,000 related to the abandonment of leased facilities expected to be paid out over the remainder of the applicable lease, and $201,000 related to two staff reductions to be completed in the fourth quarter.

     Details of activity related to the restructuring and integration costs in 1998 and 1999 are as follows:

                                                                  UTILIZED DURING
                                                                    NINE MONTHS
                                                 BALANCE               ENDED                BALANCE
                                            DECEMBER 31, 1998    SEPTEMBER 30, 1999    SEPTEMBER 30, 1999
                                            -----------------    ------------------    ------------------
                                                                 (AMOUNTS IN 000'S)
Abandonment of leased facilities,
  including leasehold improvements........       $4,273                $3,835                 $438
Salaries and termination benefits.........          981                   780                  201
                                                 ------                ------                 ----
Total.....................................       $5,254                $4,615                 $639
                                                 ======                ======                 ====

                      PRIMARK CORPORATION AND SUBSIDIARIES

     The following table summarizes the effect to the income statement for restructuring items during the nine months ended September 30, 1999:

Salaries and termination benefits...........................  $3,051
Leasehold and related items not abandoned due to recent
acquisitions or items settled for amounts less than
originally anticipated......................................  (2,986)
Salaries and termination benefits settled for amounts less
  than anticipated..........................................     (69)
                                                              ------
          Total.............................................  $   (4)
                                                              ======

3.  REPURCHASE OF COMMON STOCK

     On July 3, 1998, the Company implemented an open market purchase program to buy up to 2,000,000 shares of its common stock from time to time, depending on market conditions. On November 10, 1998, the Board of Directors approved an expansion of the open market purchase program by an additional 2,000,000 shares, bringing the total potential buyback to 4,000,000 shares. As a result, under the two repurchase programs totaling 4,000,000 shares, the Company has purchased 3,064,046 shares through September 30, 1999, and had authority remaining to buy back up to 935,954 additional shares of its common stock. For the nine months ended September 30, 1999, 1,495,546 shares were purchased at a total cost of $36.8 million. During October 1999, the Company repurchased 86,500 additional shares.

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

     Forward and option contracts related to foreign exchange market risk are utilized to reduce the exposure of the Company to excessive foreign currency fluctuations. Significant portions of Primark's revenues are denominated in currencies other than the U.S. Dollar. For the nine months ended September 30, 1999, approximately 58% of total revenues were denominated in non-U.S. Dollar currencies. Approximately 34%, 18% and 6% were denominated in U.K. Sterling, currencies of Continental Europe, and Asian currencies, respectively. The majority of Primark's revenues are generated from subscription arrangements of up to two years in duration.

     Additionally, a significant percentage of Primark's operating costs are denominated in foreign currencies. Primark maintains significant production, product development, sales and administrative functions in the United Kingdom. Also, Primark maintains local sales and customer service functions in most financial centers of Europe and Asia. For the nine months ended September 30, 1999, approximately 51% of operating income exclusive of goodwill amortization was denominated in non-U.S. Dollar currencies. This 51% can be broken down between a negative margin of (2%) in U.K Sterling, 45% in Continental Europe and 8% in Asia. The primary market risk that Primark faces is the U.S. Dollar strengthening versus the Euro, Swiss Franc, Swedish Krona and Japanese Yen.

     The Company principally enters into contracts to deliver foreign currencies for U.K. Sterling at agreed-upon exchange rates with maturities not exceeding two years. The Company accounts for these instruments as cash flow hedges. In accordance with FAS 133, the fair value of changes of derivative instruments related to

                      PRIMARK CORPORATION AND SUBSIDIARIES
the effective portion of cash flow hedges are initially recorded as a component of other comprehensive income. Unrealized gains and losses on cash flow hedges accumulate in other comprehensive income and are reclassified into earnings when the forecasted transaction affects earnings. For the three and nine months ended September 30, 1999, there was no ineffective portion of derivative gains or losses reported in earnings and net gains from hedge transactions reclassified from other comprehensive income to revenues totaled $209,000 and $355,000 respectively. At September 30, 1999, the fair value of outstanding instruments was $298,000 recorded in other current assets with the offset to other comprehensive income. The gain will be recognized in revenues over the next 12 months as the forecasted revenues are recognized.

     Forward and option contracts are also entered into to protect anticipated repatriations of excess cash flow, primarily from the U.K., under intercompany loan agreements or other financial transactions. The Company marks to market these instruments and such gains or losses are recorded each period in non-operating income or loss. For the three and nine months ended September 30, 1999, the net gain on these contracts recorded to non-operating income was $110,000 and $167,000, respectively.

     The cumulative effect of a change in accounting principle due to adoption of FAS 133 as of January 1, 1999 had a $219 thousand negative impact on earnings.

5.  1999 STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS

     On May 26, 1999 the Company established the 1999 Stock Option Plan for Non-Employee Directors, which provides for the granting of 200,000 options to purchase shares of Primark common stock. Options under this plan: (i) are granted at prices equal to the fair market value of the stock on the date of grant, (ii) vest immediately, and (iii) expire ten years from the date of grant. As of September 30, 1999, 167,070 options have been granted under this plan.

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

                      PRIMARK CORPORATION AND SUBSIDIARIES

                                                          QUARTER ENDED         YEAR TO DATE
               DISCONTINUED OPERATIONS                  SEPTEMBER 30, 1998   SEPTEMBER 30, 1998
               -----------------------                  ------------------   ------------------
                                                                  (AMOUNTS IN 000'S)
INCOME
TASC..................................................        $   --              $ 3,755
TIMCO.................................................         1,835                4,192
                                                              ------              -------
     Total............................................        $1,835              $ 7,947
                                                              ======              =======
NET ASSETS
TASC..................................................                            $11,500
TIMCO.................................................                              1,698
                                                                                  -------
     Total............................................                            $13,198
                                                                                  =======

8.  EARNINGS PER SHARE

     Due to the loss from continuing operations for the nine months ended September 30, 1998, the Earnings Per Common Share -- Basic and Dilutive included within the Company's Statements of Income exclude the dilutive effect of options and other potential common shares. If options and other potential common shares were included, weighted average common equivalent shares outstanding would have been as follows:

        WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING

                                                              NINE MONTHS ENDED
                                                              SEPTEMBER 30, 1998
                                                              ------------------
                                                               (AMOUNTS IN)000'S
Basic.......................................................        25,343
Effect of Dilutive..........................................         1,042
                                                                    ------
Diluted.....................................................        26,385
                                                                    ======

9.  GENERAL

     In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, common shareholders equity and comprehensive income include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provision for bad debts and the length of asset lives. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Primark Corporation 1998 Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

     Primark Corporation reported income from continuing operations for the third quarter and nine months ended September 30, 1999 at $4.8 million ($0.23 per share) and $11.7 million ($.55 per share) compared to income of $5.9 million ($0.26 per share) and a loss of $38.4 million ($1.52 per share) for the same respective periods last year. A restructuring charge of $68.7 million was recorded in the second quarter of 1998. Exclusive of that restructuring charge and the related tax benefit, Primark in 1998 would have had income from continuing operations for the nine months ended 1998 of $16.3 million ($0.62 per share).

     Net income for the three and nine months ended September 30, 1999 was $4.8 million ($.23 per share) and $11.4 million ($0.54 per share), compared to $21.9 million ($0.96 per share) and $151.8 ($5.99 per share) for the same respective periods last year. Included in net income for the nine months ended September 30, 1999 is a loss, net of tax, of $219,000 ($0.01 per share) associated with the cumulative effect of a change in accounting principle for the adoption of Statement of Financial Accounting Standards No.133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." Discontinued operations for the three and nine months ended September 30, 1998 include $16.0 million ($0.70 per share) and $195.4 million ($7.71 per share) for operations and gains on disposal of TASC and TIMCO, the Company's former applied technology and aircraft maintenance operations, respectively.

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

     Founded in 1987, A-T is a leading provider of Windows-compatible real time financial market data and software to money managers, traders, banks and other institutional investors. A-T has launched a competitive Internet site for individual investors, which is marketed as "A-T Attitude." The company reported approximately $13 million in revenues for 1998.

     Management is integrating A-T's leading real-time data and software capabilities with the full range of Primark's financial information products. In April 1999, A-T released a new North American market datafeed, called Primark SpeedFeed which is collected directly from 35 sources. Management believes that this new feed will enable Primark to offer superior quality Internet and institutional products, especially when combined with the many unique databases available from Primark today. For example, by combining A-T's robust North American coverage with the European market data collected by Primark's ICV unit in London, Primark will have excellent real-time and historical coverage for the world's two largest financial markets. Building on Primark's extensive presence in Asia and developing countries, management intends to expand this capability to the rest of the globe. Management also intends to use the existing A-T Internet delivery system as the foundation of a global investment service for retail and institutional investors located in the United States, Europe, Asia and other parts of the world.

     The Primark brand of company information products are currently on the Internet in many ways. The Disclosure Global Access product (www.disclosure.com) is authorized to deliver company financial information through the Internet to over 500,000 users. Broker research (www.trapeze.net), earnings estimates (www.ibes.com), securities analysis (www.baseline.com), prices (www.marketeye.co.uk), and economics (www.wefa.com) are other prime examples. For the retail community, Primark proprietary data is delivered via AOL, MSN, Stock Smart, FT.com, WSJ.com, Quote.com, E*Trade and many others.

     In February of 1999, the Company Fundamental Data business and the Extel brand name was acquired from The Financial Times Group, part of Pearson plc, for $31.9 million in cash, subject to certain post closing adjustments. Extel, perhaps best known for its "Extel Card" company tearsheets for rapid corporate analysis, provides historical company accounts, image-based data, textual corporate profiles and company news to the investment industry worldwide. The acquired business had revenues of approximately $18 million in 1998.

     Management is integrating the Extel data production operation within its Worldscope operation while leveraging the premier Extel name by providing Extel branded information across the full range of Primark's product lines. This will be done both by integrating Extel corporate and historical news content with Primark's current products and through adding value to Extel products with Primark's data and functionality. Extel's strength in the Europe and Asia-Pacific region complements Primark's existing North American strength.

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

     The acquired businesses of A-T Financial Information Inc., and Extel and OnPoint Technologies Inc. have been made part of the Primark Financial Information Division (PFID) and their financial results are included with PFID. Worldscope continues to be included within the Primark Financial Information Division (PFID).

  Operating Results

     The following table summarizes the operating results of Primark by
Division:

                                           QUARTER ENDED                   NINE MONTHS ENDED
                                   ------------------------------    -----------------------------
             REVENUE                1999       1998      % CHANGE     1999       1998     % CHANGE
             -------               -------    -------    --------    -------    -------   --------
PFID.............................  86,460..    75,744       14.1%    254,915    228,305      11.7%
PFAD.............................  23,342..    19,311       20.9%     67,948     55,244      23.0%
PDID.............................  12,873..    13,479       (4.5)%    39,326     38,270       2.8%
                                   -------    -------                -------    -------
                                   122,675    108,534       13.0%    362,189    321,819      12.5%
                                   =======    =======                =======    =======
EBITDA
PFID.............................  20,992..    15,195       38.2%     56,261     50,837      10.7%
PFAD.............................  6,120..      5,149       18.9%     18,731     15,873      18.0%
PDID.............................  1,329..      3,344      (60.3)%     4,318      8,335     (48.2)%
Corp.............................     (797)      (458)     (74.0)%    (2,666)    (3,380)     21.1%
                                   -------    -------                -------    -------
                                    27,644     23,230       19.0%     76,644     71,665       6.9%
                                   =======    =======                =======    =======
OPERATING INCOME
PFID.............................  10,251..     6,801       50.7%     24,993     23,559       6.1%
PFAD.............................  4,135..      3,532       17.1%     12,970     10,812      20.0%
PDID.............................  327....      2,282      (85.7)      1,125      4,693     (76.0)%
Corp.............................   (1,342)      (524)    (156.1)%    (3,977)    (4,149)      4.2%
                                   -------    -------                -------    -------
                                    13,371     12,091       10.6%     35,111     34,915       0.6%
                                   =======    =======                =======    =======

     The above table does not include the restructuring charge of $68.7 million taken in the second quarter of 1998. Of this amount, $50.7 million relates to PFID, $17.8 million relates to PDID and $225,000 relates to PFAD.

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

     Revenues from continuing operations for the third quarter and nine months ended September 30, 1999 were reported at $122.7 million and $362.2 million compared to $108.5 million and $321.8 million for the same respective periods last year. Operating and EBITDA margins in third quarter of 1999 improved compared to the first and second quarter of 1999 due to revenues from both existing products and new product introductions, together with expense savings associated with completing integration efforts.

  PFID

     PFID's growth in sales can be primarily attributed the following factors; excellent sales of Datastream's research product in Europe and a good reception by the market of Disclosure's next generation electronic products line led by Global Access and Piranha. Continued weakness in Disclosure's traditional CD Rom and document delivery business partially offset this growth.

     Excluding Disclosure's traditional products, management expects this division's growth to continue due to synergy created by recent acquisitions and due to the impact of new and enhanced products released in 1999.

  PFAD

     The Primark Financial Analytics Division (PFAD) had another strong quarter of growth in revenues and EBITDA. The Baseline product leads this growth with an increase in revenues of 27.0% and 33.3% for the quarter and year to date, followed by IBES with growth of 15.2 and 17.1% for the quarter and year to date and Vestek with growth of 27.7% and 21.7% for the quarter and year. Management expects this strong performance to continue with the sale of new or recently released products such as Trapeze, Active Express, and Vestek's mutual fund warehouse product.

  PDID

     The Primark Decision Information Division (PDID) derives revenues from two major sources. Under the brand name of the Yankee Group, this division sells subscription and consulting services to both the vendors and users of telecommunications and computing capabilities. Growth in revenues from these services was up 28.2% and 26.3% for the quarter and year respectively.

     Under the brand name of Primark WEFA, PDID sells subscriptions to economic services as well as economic consulting for analysis and planning. Revenues dropped by 28.8% and 14.9% for the quarter and year primarily as a result of product transitions. WEFA's customer base and product line is transitioning from services provided to traditional corporate economists, a market which is flat to down, to marketing, financial and operating professionals, a market growing robustly. This drop in revenues is the primary reason for the deterioration of margins within this division. Management expects the revenues and margins at WEFA to improve modestly for the balance of 1999 when compared to the first half of last year.

     Other comprehensive income increased by approximately $4.1 million during the third quarter primarily due to a change in the cumulative translation account resulting from the dollar weakening against the U.K. Sterling. However, for the nine months ended September 30, 1999, other comprehensive income decreased by approximately $3.9 million primarily due to a change in the cumulative translation account resulting from the dollar strengthening against the U.K. Sterling. The Company has significant assets denominated in U.K. Sterling.

  Capital Resources and Liquidity

     Primark's cash and cash equivalent balances decreased $36.7 million during the nine months ended September 30, 1999 as a result of operating activities contributing $44.1 million, financing activities generating $55.3 million and investing activities absorbing $135.7 million.

     The $8.2 million decrease in cash flows from operating activities includes a $10.6 million decrease in working capital accounts which is a result of timing differences.

     Financing activities, for the most part, reflect a net increase of $94.3 million on Primark's revolving credit facility, resulting in $253.7 million of funded debt outstanding as of September 30, 1999. Under the common stock repurchase program, for the nine months ended September 30, 1999, 1,495,546 shares were purchased at a total cost of $36.8 million. Additionally, Primark received proceeds of $5.4 million on the issuance of common stock associated with stock option and employee stock purchase plans.

     Investing activities included the use of $79.1 million for the purchase by Primark of four companies in the first nine months, Extel, A-T Financial, the remaining 20% of Worldscope and OnPoint Technologies Inc. In addition, investing activities included $25.6 million of capital expenditures and $18.5 million of capitalized software. The capital expenditures consisted primarily of computer equipment purchases, which totaled $16.4 million. In early 1999, the Company received $8.9 million in cash associated with a purchase price adjustment from the sale of its TASC subsidiary in April of 1998. This amount was offset by $8.9 million of taxes paid in 1999 on the gains realized on the sale of discontinued operations in 1998. Management estimates that it will be required to pay approximately $8.0 million of additional taxes in the remainder of 1999 associated with the gain on the sale of discontinued operations realized in 1998.

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

     The following summarizes the activity pertaining to the restructuring accrual:

                                                                           UTILIZED
                                                                            DURING
                                                        BALANCE          NINE MONTHS        SEPT. 30,
                                                      DECEMBER 31,          ENDING            1999
                                                          1998          SEPT. 30, 1999       ACCRUAL
                                                      ------------    ------------------    ---------
                                                                    (AMOUNTS IN 000'S)
Abandonment of leased facilities, including
  leasehold improvements...........................      $4,273             $3,835            $438
Salaries and termination benefits..................         981                780             201
                                                         ------             ------            ----
Total..............................................      $5,254             $4,615            $639
                                                         ======             ======            ====

     During the nine months ended September 30, 1999 the Company decided not to abandon certain leased space primarily as a result of acquisitions made since the restructuring charge was recorded in June of 1998. Also the Company was able to sub-lease or otherwise abandon certain leases for less than was originally estimated. The remaining amount in abandoned leased facilities represents the difference accrued between the cost of the leases and the sub-lease income to be generated. As of September 30, 1999 there are two employees still to be severed as part of the restructuring program.

     Also during the nine months ended September 30, 1999 as a part of its integration program, an additional $3.1 million was incurred and paid to employees notified and terminated in 1999.

     As of September 30, 1999 the restructuring program was substantially complete and the remaining accrual totaled $639,000. This amount represents $438,000 related to the abandonment of leased facilities expected to be paid out over the remainder of the applicable lease, and $201,000 related to two staff reductions to be completed in the fourth quarter.

Year 2000 Readiness Disclosure

     The Year 2000 (Y2K) issue relates to a complex set of potential problems arising from the ways in which computer software and hardware handle dates. Many older systems use a two-digit date format that may create ambiguities once the new century begins.

     The Company has been actively addressing all known Y2K issues since 1995, with the goal of providing continuous and reliable service to the Company's customers and a seamless transition to the new Millennium. The Company's Y2K plan focuses on each of the Company's internal systems, products and third parties with which the Company has a significant business relationship. In addition to the databases and software that the Company provides to its customers, the Company is reviewing, fixing, and testing all aspects of its internal operations. These include hardware systems (e.g., servers, LANs), software (e.g., production database systems, HR and finance information systems), and desktop PC programs, as well as physical security systems, fire suppression, and other building control systems. These include key data suppliers, hardware manufactures, telecommunications companies, electric utilities, and many others.

     The Company is also prepared to assist its users with Y2K issues relating to their internal systems that directly interface with the Company's systems. All Primark business units are working together to achieve compliance by sharing information and resources. The Company believes that all material systems are compliant as of the end of the third quarter of 1999. However, the Company is continuing to execute its Y2K Program with testing and with regular review and updating of contingency plans. Currently, the Company is finalizing the details of its year-end plan, the Millennium weekend schedule and contingency plans for early 2000.

     All Primark businesses dealing with the Y2K issues have addressed the effect these issues may have on their significant relationships, including suppliers and customers. The Company has also undertaken steps to work with third party vendors to understand their ability to continue to provide services and products.

     The Company has notified all customers with older products which are not Y2K compliant and which the Company will no longer support. All other Company products are Y2K compliant.

     The Company is undertaking a rigorous verification of suppliers. Primark business units incorporate data derived from many different suppliers. A major component of the Y2K project is reviewing every one of the suppliers to ensure compliance. Where there is any doubt that a supplier will not be taking reasonable actions to ensure compliance, the Company will seek alternatives within a suitable time frame.

     The Company has prepared and regularly updates contingency plans to deal with major risks that could result from Y2K problems beyond the Company's control. This includes the failure of infrastructure support, e.g., utilities, as well as possible supplier and customer issues.

     The Company anticipates to incur costs related to its Y2K initiative of $5.0 million for the year ended December 31,1999. The Company has resolved all known significant Y2K problems and is continuing to have the solutions thoroughly tested both with customers and in internal operations, as business circumstances require.

     The Company expects its Y2K efforts will be successful. However, the Company's products and services, as well as the tools that Primark uses to conduct its Y2K evaluation, are dependent on technological components, equipment and software developed by third parties that may not be Y2K compliant. The Company has made extensive efforts to select third party products that meet its product requirements and are Y2K-compliant. However, due to factors outside the control of the Company, the failure of such third party components, equipment or software to operate properly with regard to Y2K could interrupt ongoing operations or require the Company to incur unanticipated expenses to remedy any problems. Depending upon the severity, any such problems could have a material adverse effect on the Company's business and operating results.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by this item is provided under the caption "Foreign Currency Exchange Risk Management" under Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations. Also see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Primark's 1998 10-K.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          27*  Financial Data Schedule.

     (b) No reports on Form 8-K were filed during the quarter ended September 30, 1999.
---------------

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

Date: November 12, 1999