Form 10-K405
period 1999-12-31
PRIMARK CORP
filed 2000-03-29
CIK 356064

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     The aggregate market of the registrant's common stock held by non-affiliates as of February 29, 2000 was $226,056,677, based on the closing price on that day (New York Stock Exchange -- Composite Transactions). The number of shares outstanding of the registrant's common stock without par value on February 29, 2000 was 20,268,221.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Primark's 1999 Annual Report are incorporated by reference in
Part II, Items 5, 6, 7 and 8. Portions of Primark's 2000 Proxy Statement for its 2000 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 1999, are incorporated by reference in Part III, Items 10, 11, 12 and 13.

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
              Cover Page..................................................    i
              Index.......................................................   ii

PART I
  Item 1.     Business....................................................    1
  Item 2.     Properties..................................................   15
  Item 3.     Legal Proceedings...........................................   16
  Item 4.     Submission of Matters to a Vote of Security Holders.........   16

PART II
  Item 5.     Market for Registrant's Common Equity and Related
              Stockholder Matters.........................................   16
  Item 6.     Selected Financial Data.....................................   16
  Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................   16
  Item 8.     Financial Statements and Supplementary Data.................   17
  Item 9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................   17

PART III
  Item 10.    Directors and Executive Officers of the Registrant..........   17
  Item 11.    Executive Compensation......................................   18
  Item 12.    Security Ownership of Certain Beneficial Owners and
              Management..................................................   18
  Item 13.    Certain Relationships and Related Transactions..............   18

PART IV
  Item 14.    Exhibits, Financial Statements, Schedules and Reports on
              Form 8-K....................................................   18
              Signatures..................................................   22

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

     We serve customers in the US, Europe and the Pacific Rim and compile, analyze, integrate, package and distribute current and historical data, news and commentary on financial securities, companies and markets worldwide. We own and maintain large-scale databases, which are accessed through our on-line distribution systems, the Internet and third party distributors. Our databases are authoritative sources of data and analytics used by more than 5,000 organizations worldwide, including 75 of the top 100 banks, 82 of the top 100 investment managers, 28 of the top 50 insurance companies and 450 of the top 1,000 US companies. We believe our customers value our products because of their high quality data as well as our understanding of niche markets, our ability to develop products to serve these markets and our superior customer service and support.

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

     We have established the Primark Data Company ("PDC") to support the data needs of our operating divisions. PDC is an essential element in the overall Primark strategy because of the necessity for high quality information provided on an efficient basis. PDC is responsible for collecting, verifying and organizing our equity securities pricing, indices, company account, ownership and economic data sets throughout the three divisions of Primark. With major operations in the United States, the United Kingdom, Ireland, India and the Philippines, PDC provides global data knowledge and support to our three divisions.

     Key factors in Primark's success are recognizable quality and international market acceptance of our branded products sold by the various business units within the divisions. Primark's business units and related brands by division include:

PRIMARK FINANCIAL INFORMATION DIVISION

     - Datastream. Datastream, acquired in 1992, is one of the world's leading providers of global historical and fundamental real-time securities data and news covering more than 50,000 stocks from 64 developed and emerging countries, over 200,000 corporate and government bonds from 32 countries and more than 1,500 major indices.

     - ICV. ICV, acquired in 1996, is a leading provider in the UK of on-line equity trading products. In 1999, ICV had a market share of approximately 70% of on-line UK equities trading.

     - Primark Investment Management Services. Primark Investment Management Services ("PIMS"), acquired as part of Datastream in 1992, is a leading supplier of computer-based investment valuations and fund management services in the UK and continental Europe. PIMS provides investment accounting, portfolio valuation and performance measurement to financial managers, unit trusts, mutual funds and portfolio managers.

     - Disclosure/Worldscope. Disclosure, acquired in 1995, and Worldscope, acquired 20% in June 1999, 30% in 1996 and 50% 1995, are two of the leading providers of "as reported" and abstracted financial information. These businesses have databases that include more than five million SEC filings by more than 12,000 US companies dating back to 1986, as well as foreign company filings from more than 20,000 companies in 50 countries.

     - Primark Research Centers. Acquired as part of Disclosure in 1995, the Primark Research Centers ("PRC") provide a full range of research solutions from personalized research support to fast and convenient document retrieval. Researchers utilize a repository of documents, online tools and a network of affiliates to guarantee the accurate and immediate delivery of virtually any type of information. The Primark Research Centers are primarily located in the United States and the United Kingdom.

     - A-T Financial Information. A-T Financial Information, Inc ("A-T"), acquired in February 1999, is a real-time financial information content provider servicing institutional and retail markets with global securities information and attendant display and distribution technology. A-T provides value through creating proprietary content, consolidating disparate third party data sets and disseminating high performance, mission-critical data feeds supported by a series of display and programmatic interfaces to institutional trading and analytical front-end products, various on-line retail brokerage service providers and Internet web sites.

     - Extel. Primark acquired the company fundamental data business and the Extel brand name ("Extel") in February 1999. Extel, a widely recognized brand name in the European and Asian markets, provides "as reported" company fundamental data covering 15,000 quoted companies in over 55 countries as well as 800 private UK and European companies. Delivery platforms are Windows-based and provide Internet or direct dial access to datasets for real-time updates to reports, charts, images and news through Global Access, a direct datafeed, or leading redistributors.

     - ScoreLab. ScoreLab is an Internet business developed by Primark in mid-1999. Applying patented data mining and ranking methodologies, ScoreLab's products analyze a wide range of historical financial data including insider information, earnings estimates, analyst reports and institutional ownership to create returns, scores or ratings and other empirical signals about stock performance. ScoreLab generates subscription-based revenues from institutions and active traders, as well as e-commerce and advertising revenues.

PRIMARK FINANCIAL ANALYTICS DIVISION

     - I/B/E/S. I/B/E/S, acquired in 1995, is a leading source for analyst estimates, brokerage research, tools and applied intelligence to the institutional investor marketplace. I/B/E/S databases are among the most comprehensive in the industry, covering 18,000 companies in 59 countries, with forecasts from 831 firms worldwide. I/B/E/S technology solutions include Active Express and custom web development.

     - Baseline. Baseline, acquired in 1997, offers a leading Windows-based, fully integrated stock and portfolio analysis and selection system designed specifically for institutional portfolio managers.

     - Vestek. Vestek, acquired in 1994, is an international provider of portfolio information, analytics and consulting support to investment professionals.

PRIMARK DECISION INFORMATION DIVISION

     - WEFA. WEFA, acquired in 1997, is an international provider of research, analysis and forecasts on economic information for financial institutions, corporations, governments and universities.

     - Primark Decision Economics. Primark Decision Economics, an unconsolidated company started in 1996 in which Primark has an equity interest of 20%, is a global economic and financial market information and advisory service that specializes in identifying, monitoring, interpreting and forecasting the impact of interest rates and currency rates on equity and bond markets worldwide.

     - The Yankee Group. Yankee Group, acquired in 1996, is an internationally recognized leader in strategic planning, technology forecasting and market analysis focusing on e-commerce, communications and computing systems for business, industrial and consumer uses. Leveraging its core research, the Yankee Group develops Internet-enabled market analysis and provides industry-specific services for energy, media and entertainment companies.

     Primark had net operating revenues of $494.6 million, $434.5 million and $397.9 million for the twelve months ended December 31, 1999, 1998 and 1997, respectively. Our principal sources of revenue are from customer subscriptions, royalty revenues from third party distributors and fees for consulting services. More than 80% of the Company's revenues are derived from subscription and royalty contracts. A majority of these contracts are paid in advance either quarterly or annually. For the twelve months ended December 31, 1999, approximately 82% of Primark's revenues were from subscriptions, 4% from royalties and 14% from other sources.

BUSINESS AND OPERATING STRATEGY

     Primark's business and operating strategy is designed to generate strong revenue growth and increased profitability by selling existing products, by integrating key products and operations, by launching and acquiring new products and by capitalizing on our international brands and comprehensive high quality data. The key elements of this strategy include:

     Expanding customer relationships and cross-selling. We believe that our customers have an increasing need for financial and economic information from a select group of integrated providers of such information. By cross selling our variety of well-known brands, we believe that we are well positioned to serve this need. In addition to cross-selling, we believe that we will be able to expand relationships with existing customers by using our core products and services as platforms for launching new integrated database and analytic products drawn from multiple sources within Primark. Management also intends to further integrate our databases with our software products to encourage service expansion. Due to the low incremental cost of providing additional products and services to existing customers, we expect these measures to result in increased revenues and improved profit margins.

     Introducing new products, databases and service enhancements. We believe we can leverage our existing customer base, databases and technology to introduce new products and services. For example, Primark has been working to introduce a comprehensive global equities service by integrating real-time prices, comprehen-sive news and our historical content and analytic capabilities with electronic trading systems -- all within one seamless product to be delivered to the market. With GlobalTOPIC and SpeedFeed, we have now achieved this -- the Primark Global Equities Service. We believe our ability to add new products will continue to provide us with a competitive advantage.

     Leveraging introduction of the euro. In 1999, more than 50% of Primark's revenues were derived from European customers and we believe we are well positioned to continue to take advantage of the euro introduced on January 1, 1999. The euro is expected to lead to new European securities, increased cross-border investing and the liberalization of the European pension and retirement savings industry. We anticipate that all of these trends may also dramatically increase the demand for our products and services from our existing customers and attract new customers. Primark currently possesses a leading position in UK equities trading and provides one of the most comprehensive databases of European company filings available electronically. Management has capitalized on these trends first with the introduction of EuroTOPIC, and then with GlobalTOPIC, both powerful and flexible international equities information products that combine real-time prices, news and Primark proprietary databases with investment analytics and trading capabilities.

     Capitalizing on, and improving distribution through, new channels and new partnerships. We currently rely on a variety of distribution channels including proprietary software, on-line and satellite feed delivery, as well as third party distributors, paper-based services, CD-ROM and the Internet to distribute our products. We believe we can further capitalize on the Internet based distribution channels and introduce new products and services to both existing and new customers by concentrating in the following areas.

          RETAIL INTERNET. A major retail initiative targeted to the individual investor is ScoreLab, which currently has operational its insiderSCORES.com site and is planning to add several additional sites during 2000, such as scores for Asian insiders, UK insiders, fund managers, analysts and venture capitalists. These sites will combine Primark data with applications that give the individual investor unique perspectives on changes to various real-time data sets. The Company also has its MarketEye product, which provides real-time prices and news as an Internet service that will be expanded in the UK and introduced in Continental Europe and the US throughout 2000. In addition, a retail version of I/B/E/S' Trapeze.net is being developed to bring global investment research to the individual investor.

          BUSINESS-TO-BUSINESS INTERNET. Most of Primark's core products are business to business applications that will be transitioned into Internet based products. Global Access is an example of Primark's transition to a business-to-business Internet investment information service. Global Access was a dedicated on-line reference service that has been expanded for content and functionality over the last several years and is now an Internet information investment product available to all of our subscription based customers. Other Primark businesses, such as Baseline, will also introduce an Internet delivered product set during 2000.

          REAL-TIME INTERNET. Several of the Company's products within the Primark Global Equities Service are Internet-based. GlobalTOPIC, as a browser-based real-time product, was initially rolled out in the UK and will be introduced to Continental Europe in 2000. On a worldwide basis, Primark SpeedFeed is now available for customer Internet sites, from major financial institutions serving day trading activities.

          INTERNET TRADING. Primark will actively participate, either as an investor or acquirer, in Internet-based direct access trading. The Company has a business relationship with TradePortal, an Internet company providing direct access trading. TradePortal uses Primark SpeedFeed and A-T Financial's software and provides Primark with a share of its transaction revenues. Separately, an order routing network will be built in Europe that connects money managers to sell-side institutions, institutions to each other, and institutions to exchanges and ECNs to permit seamless electronic trading.

          INTERNET DATA SYNDICATION. Internet retail and e-commerce business will be aggressively pursued by licensing certain portions of Primark's data for redistribution through other financial Internet sites, as has been done with AOL, Microsoft Investor and Yahoo!.

          WEB SITE DEVELOPMENT. The web site development business will be expanded through Primark's leading software technology, along with providing appropriate data to these new sites.

          WIRELESS. The Primark Financial Channel is currently being developed and will be sold to both the retail and institutional marketplace in cooperation with a third party developer.

     Leveraging technology. We will continue to use advanced information technology to increase the efficiency, speed and flexibility of our data gathering, database construction, customer delivery efforts and Internet capabilities. For example, our new technology facilitates the integration of multiple databases maintained in diverse computer systems for use by our analytics packages. This will allow us to continue to leverage existing brands and databases to provide new products to new and existing customers. Through the use of advanced information technology, Primark has transformed Disclosure from a primarily paper-based business to one that now derives approximately 57% of its revenues from electronic delivery to the desktop and further anticipates moving even more business to new web based technology platforms conducive for Internet delivery.

     Providing superior customer service. Providing superior customer support and service is a key aspect of Primark's business philosophy and has contributed to a high customer retention rate. In 1999, this rate was approximately 85% for subscription products. Primark's sales and marketing staff, as well as our technical experts and consultants, work closely with clients, often on-site, to maximize the value of Primark products and services and to develop custom applications tailored to clients' information and software needs. We believe our superior customer service and support will continue to provide us with increased opportunities for additional product and service revenues.

     Capitalizing on integration of operating units. Primark has grown primarily through acquisitions over the last seven years. In order to capitalize on the advantages expected to result from the integration of these acquired businesses, in mid-1998 we reorganized our twelve operating units into an integrated company totally and solely committed to financial, economic and market research content and applications. We believe that the restructuring has enabled us to reap benefits from combined marketing, sales and administrative operations, eliminate redundant production and delivery platforms, provide broader access to our customer base and deliver current and new product offerings faster and more efficiently.

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

For example:

          ASSET DEPLOYMENT CRITERIA. The allocation of resources across different asset categories -- equity versus fixed income and international versus domestic, as well as industry selection. Our products that serve these activities are from Vestek and I/B/E/S (Primark Financial Analytics Division) and WEFA and Primark Decision Economics (Primark Decision Information Division).

          SECURITY RESEARCH AND SELECTION. The evaluation of individual investment securities. Depending on the investment approach used -- technical, fundamental or quantitative -- the information needs will be different, as will the analytical tools. Our products that serve these activities are from Datastream, Disclosure, Worldscope, Extel and ICV (Primark Financial Information Division) and Baseline, I/B/E/S and Vestek (Primark Financial Analytics Division).

          PORTFOLIO CONSTRUCTION AND TRACKING. The process of creating a portfolio of individually selected securities that collectively possesses the appropriate risk and return characteristics. Primark Financial Analytics Division serves these activities through the Vestek and Baseline products.

          SECURITY TRADING. The actual buying and selling of individual securities. Timing, costs and other technical factors play important roles in the efficient execution of a tracking strategy. Primark Financial Information Division's TOPIC, GlobalTOPIC and A-T products serve these activities.

          FUND ACCOUNTING. The accounting for the investment management process on an intra-day, daily, weekly, monthly and annual basis. This includes accounting for portfolio valuation, transactions, tax, regulatory and client reports and performance measurement. Our products that serve these activities are from Datastream and Primark Investment Management Services within the Financial Information Division and Vestek within the Primark Financial Analytics Division.

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

          BROKERAGE. This involves the generation and fulfillment of buy and sell orders for specific securities from money managers, trust departments, insurance companies and individuals. Information from Primark Financial Information Division, through TOPIC, GlobalTOPIC, A-T, Datastream and Disclosure, as well as I/B/E/S and WEFA information, through Primark Financial Analytics Division and Primark Decision Information Division, respectively, are useful in this process.

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

          TRADING. The actual process of identifying buyers and sellers of securities and executing orders, whether for customers or the firm's own account, make up the bulk of activities in trading. Such orders are usually accomplished through exchanges for most equities, options and futures, while bonds and foreign currencies are more often traded directly or through other brokers. Primark Financial Information Division's TOPIC and GlobalTOPIC products directly support the trading process in London with quotes and news. However, traders have become interested in value-added data as trading strategies have become more sophisticated. To meet this need, we have various products that combine quotes and news with fundamental information, analyses and forecasts from our other business units. Similarly A-T's products fulfill the same role in North America. Primark SpeedFeed provides real-time securities prices sourced directly from the world's major markets.

          CORPORATE FINANCE. The traditional investment banking functions involving the underwriting of securities, determining capital structure and merger and acquisition activity are very information intensive. All three divisions, through the products of Datastream, Disclosure, Extel, Worldscope,
     I/B/E/S and WEFA, provide extensive support to investment bankers.

          In addition to the financial community, our customers include corporations, governmental organizations and retail customers.

          CORPORATIONS. To aid in the increasing competition in the global marketplace, corporations require greater financial and economic information on countries, markets and competitors. Our operations that serve those needs are Primark Financial Information Division's Disclosure and Worldscope, Primark Financial Analytics Division's I/B/E/S and Primark Decision Information Division's WEFA, Primark Decision Economics and the Yankee Group.

          GOVERNMENTAL ORGANIZATIONS. As issues related to commerce, trade and international finance gain prominence in governmental decision-making, along with fiscal and monetary policy, governmental organizations require greater amounts of financial and economic data. Our operations that serve these needs are Primark Financial Information Division's Disclosure, Primark Financial Analytics Division's
     I/B/E/S, Primark Decision Information Division's WEFA, Primark Decision Economics and the Yankee Group.

          RETAIL CUSTOMERS. The following Internet and wireless initiatives demonstrate our strategy to introduce many new Internet-based products for self-directed investors. Our new retail web site, insiderSCORES.com, is the first of a series of "person-centric" scoring sites from our new subsidiary, ScoreLab. MarketEye.com delivers real-time and delayed securities prices, company news, market reports, historical information, charting and portfolio management capabilities primarily to the individual investor. Through a new strategic alliance, Primark is the exclusive provider of financial information to The Money Channel, the UK's first dedicated TV channel for finance and investment. In addition to these Internet initiatives, Primark is also investing in products for wireless distribution. Our alliance with MicroStrategy, the Primark Financial Channel will be syndicated and will combine the wireless delivery technology of MicroStrategy with the global financial and economic information of Primark to deliver up-to-the-minute investment, economic and corporate information to all types of wireless devices as well as faxes and email.

     The decision to organize Primark under the current divisional structure was made in June of 1998, and is an important step in fully integrating operational functions within Primark to meet customer needs efficiently and to allow for further market penetration with existing and new product offerings.

  PRIMARK FINANCIAL INFORMATION DIVISION

     The Primark Financial Information Division recorded $347.5 million of revenues for the 1999 fiscal year. This represented 70.3% of Primark's total revenues. Primark Financial Information Division generated $239.0 million of revenues outside of North America with $135.3 million of those revenues coming from Datastream products, $54.0 million from ICV, $28.8 million from Primark Investment Management Services, $12.7 million for Extel and the remaining $8.2 from Disclosure. The $108.5 million generated in North America represented $67.1 million from Disclosure, $11.3 million from Worldscope, $17.1 million from Datastream sales and $13.0 million for A-T Financial. The Primark Research Centers accounted for $17.6 million of the Division's revenues during 1999.

     Datastream. Datastream provides global historical economic and financial information to customers worldwide and, together with Primark Investment Management Services' products, is a leading provider of computer-based accounting and other investment fund services in the United Kingdom.

     The core of Datastream's products is its centralized data system. This system maintains a series of linked databases of extensive international economic and financial data collected from wire services, official publications of national agencies, stock options and futures exchanges, other information vendors, and brokers, dealers, banks and issuers. Customers have online access to Datastream's databases through personal computers, networks or workstations. Datastream's products and services enable customers to perform extensive investment research and analysis, investment administration and portfolio valuations on securities in all major markets, and to produce graphics, statistics, time series analysis and other research. Datastream's products and services fall into two principal categories, investment research and fund management services.

     Investment research services accounted for approximately 81% of Datastream's total revenues for the year ended December 31, 1999, 82% for the year ended December 31, 1998 and 85% for the year ended December 31, 1997. These services consist of a set of software programs to manipulate, analyze and present financial and economic information obtained from Datastream's databases. The software is designed to facilitate our customers' access to data from any of Datastream's databases and to manipulate this data through a variety of pre-programmed and user-defined ways to produce graphs, tables and reports and to perform analyses.

     Fund management services accounted for approximately 19% of Datastream's total revenues for the year ended December 31, 1999, 18% of Datastream's total revenues for the year ended December 31, 1998 and 15% for the year ended December 31, 1997. Fund management services, available through Primark Information Management Services, provide investment accounting, portfolio valuation and performance measurement activities.

     A critical component of Datastream's business is the data itself. Datastream's principal supply requirements are for raw financial data, which through the Primark Data Company are acquired from numerous data suppliers worldwide or developed internally. Once acquired and edited, the data sets are stored in Datastream's databases for access and manipulation through Datastream's applications and value-added software programs. Data suppliers generally retain ownership of the raw data, but allow Datastream and its customers the use of such data. Datastream places great importance on the quality of its data and has developed a program to continuously review its data sources to ensure quality, control and continuity. Wherever possible, Datastream develops multiple sources of data to provide backup and cross checking.

     Data relating to equities include pricing information for earnings and dividends on approximately 50,000 stocks from 64 developed and emerging markets. This data includes historical earnings and dividend data, as well as forecast data supplied by market specialists. Data relating to bonds include maturity and yield on approximately 200,000 corporate and government bonds from 32 countries, all Eurobonds and related indices. Data relating to futures and options includes current prices, previously traded prices, trading volume and intra-day high and low values from the international options and futures exchanges, including LIFFE (London), MONEP and MATIF (Paris), SOFFEX (Switzerland), EOE (Amsterdam), DTB (Germany), Chicago and Philadelphia.

     Datastream has included databases from Extel, I/B/E/S, Disclosure, Worldscope and WEFA as an integral part of its investment research services. Consequently, it helps these Primark companies gain additional customers, as well as customers new to Datastream. Datastream has also installed the full Disclosure index on its online system and offers index searches and electronic ordering of hard copy documents to Datastream users. Vestek is also developing investment management software products that have been marketed and supported by Datastream's European sales and service personnel. This responsibility for the European sales and service of Vestek products has now been shifted to I/B/E/S' European operations as part of the initiatives to integrate operations within Primark Financial Analytics Division.

     ICV. ICV provides real-time, on-line prices, news and research on the UK equities market as well as systems for order entry and trade reporting. ICV's software combines real-time prices with news and other data in a unique format, which we believe, has become the standard presentation for UK equity data. ICV has incorporated Datastream's historical information as an add-on to its major products, TOPIC and GlobalTOPIC, and is continuing to integrate both Primark company fundamental data and third party data into its major products.

     The core of ICV products is its central systems that take real-time data from several exchanges and combine the prices with news. The information is then broadcast to a customer base of nearly 9,000 terminals using the datacast bandwidth on terrestrial television, leased telecommunication circuits or via satellite. The data is broadcast to customers' systems, the signal is decoded, stored on a local database and presented on user screens utilizing software designed and maintained by ICV. Timeliness and reliability are important aspects of

ICV's service. ICV's central systems are designed to provide state-of-the-art timeliness by handling incoming data within a few milliseconds through a program code that resides in memory. Reliability is provided through several back-up sites. Our investment in trading systems has allowed for the set up of an UK-wide interactive network that can be used to link customers' offices and provide a future conduit to any new data sources ICV may acquire or develop in the future. ICV's two principal products are TOPIC and Market-Eye.

     TOPIC services accounted for 64%, 60% and 53% of ICV's total revenue for the years ended December 31, 1999, 1998 and 1997, respectively. Primark EuroTOPIC provides real-time UK equities prices and news and can also deliver North American real-time data through SpeedFeed. The GlobalTOPIC product suite delivers quotes, news, indices, historical data, company accounts and broker research to buy and sell side equity professionals via Internet, networks and workstations. GlobalTOPIC represents the culmination of Primark's goal to produce the Primark Global Equities Service.

     Market-Eye services accounted for 10% of ICV's revenue for each of the years ended December 31, 1999 and 1998 and 12% for the year ended December 31, 1997. Market-Eye delivers real-time prices, news and investment research information on the UK market, both through satellite broadcast and the Internet and is well positioned to take advantage of demographic trends and the increasing popularity of personal investment activity.

     Disclosure. Disclosure is a leading provider of "as reported" and abstracted financial information throughout the world, distributing information on more than 12,000 US companies and 20,000 foreign companies, derived from a variety of government and third party sources. Disclosure's proprietary content is provided on a subscription and per use basis through electronic media such as online services and compact laser discs, as well as through printed products. Disclosure's customers include investment and commercial banks, money managers, corporations, law, accounting and consulting firms, libraries and universities.

     Disclosure's financial information products and services are based upon a wide spectrum of SEC documents such as Forms 10-K and 10-Q, proxy statements, registration statements and material event reports, and increasingly non-SEC documents such as foreign company financial filings, news, economic data, pricing information and US and foreign annual reports. The information included in Disclosure's products is obtained through contractual relationships with the SEC and major stock exchanges, from other Primark companies and through commercial acquisition of the information. Once acquired, Disclosure indexes, tags, abstracts and formats the information to allow for ease in navigation, searches and analysis.

     Primark considers Disclosure's electronic media business, comprised of Global Access, Worldscope, compact discs and revenues from third party distributors of its value-added database products, as representing Disclosure's next generation of product offerings. These products now represent approximately 57% of Disclosure's overall revenues, up from less than 20% in the beginning of 1996.

     Disclosure's image-based services are delivered through the Global Access and Global Access Pro products as well as through Research Centers located in major cities. Global Access is a web-based front end that offers on-line and real-time access to Disclosure's proprietary electronic index of public company documents; on-line delivery of Disclosure's value-added EDGAR database; access to over ten years of data on 29,000 companies in the Worldscope and SEC databases; institutional and corporate ownership data; and links to third-party content such as I/B/E/S, WEFA and industry news. Global Access provides real-time broadcast alert functionality as well as desktop full text and field searching and screening of company and industry information with direct downloading to spreadsheets and word processors. Laser D is a multi-disc CD-ROM document database that provides a desktop library of information to high volume document users who require immediate access to documents filed with the SEC, banking agencies and US and foreign stock exchanges. Laser D was phased out at the end of 1999 and replaced with Global Access Pro, an Internet-delivered service designed to meet the needs of major clients that require high volume document support. Successful migrations were completed for over 200 clients. The Research Centers are staffed by research specialists who assist customers in locating requested information and produce alert services for customers who want early identification of specified documents. Approximately 86%, 84% and 82% of Disclosure's total revenues were derived from document services for the twelve months ended December 31, 1999, 1998 and 1997, respectively.

     Disclosure also provides products that access value added databases that can be machine read and manipulated by end users. Disclosure's Global Researcher and Compact D products provide the capability to perform sophisticated searching of financial and text information on more than 29,000 companies. These products also provide reporting and graphing functionality. Proprietary Disclosure databases include: EdgarPlus (SEC filings with value-added navigational and style tags); the Securities Exchange Act database, with more than 11,000 US company profiles and financial statement abstracts dating back more than 10 years; and other databases on institutional corporate insider transactions. These proprietary databases are offered directly by Disclosure and also by third-party vendors, which target both the commercial and consumer markets, enhancing Disclosure's product through their hardware, software and market focus. Such vendors include America Online Inc., Bridge Information Systems, Inc., FactSet Research Corp., Lexis-Nexis, UMI Inc. and West Publishing Co. Approximately 14%, 16%, and 18% of Disclosure's total revenues were derived from database services for the years ended December 31, 1999, 1998 and 1997, respectively.

     Worldscope. Worldscope contains a collection of descriptive profiles and standardized financial statements on more than 20,000 companies in 50 countries and has been fully integrated into Disclosure's product line. The Worldscope database is standardized to a common definition of generally accepted accounting principles across all major countries indexed and organized for cross-border screening and searching. In addition to its global database, Worldscope offers an emerging market database. Worldscope products are delivered via third-party distributors, CD-ROM and online platforms. In June 1999, Primark acquired the remaining 20% minority interest in Worldscope, giving Primark 100% ownership.

     Extel. Acquired February 1999, Extel is a widely recognized brand name in the European and Asian markets that provides "as reported" company fundamental data covering 15,000 quoted companies in over 55 countries as well as 800 private UK and European companies. Delivery platforms are Windows-based and provide Internet or direct dial access to datasets for real-time updates to reports, charts, images and news through Global Access, a direct datafeed or leading redistributors. Extel added $12.7 million of revenue to the Primark Financial Information Division for the year ended December 31, 1999.

     A-T Financial Information. Acquired in February 1999, A-T is a real-time financial information content provider servicing institutional and retail markets with global securities information and attendant display and distribution technology. A-T Financial provides value through creating proprietary content, consolidating disparate third party data sets and disseminating high performance, mission-critical data feeds supported by a series of superior display and programmatic interfaces to institutional trading and analytical front-end products, various on-line retail brokerage service providers and Internet web sites. In 1999, A-T completed Primark SpeedFeed, covering all exchange data from all North American exchanges. This market datafeed combines information from more than 35 sources, including North American equities, futures and options exchanges, major newswires and exchange traded data, along with data from I/B/E/S, Disclosure and Worldscope. A-T added $13 million of revenue to the Primark Financial Information Division for the year ended December 31, 1999.

  PRIMARK FINANCIAL ANALYTICS DIVISION

     The Primark Financial Analytics Division generated $92.6 million of revenues for the 1999 fiscal year. This represented 19% of Primark's total revenues. Within Primark Financial Analytics Division, I/B/E/S accounted for $47.3 million, Baseline $32.5 million and Vestek $12.8 million of revenues.

     I/B/E/S. I/B/E/S is a leading source of global analyst estimates for institutional investors, financial institutions and portfolio managers worldwide. I/B/E/S collects, processes and disseminates analyst forecasts from over 9,200 individual securities analysts covering 18,000 companies in 59 countries globally. The estimates, derived content and research are delivered via Internet, I/B/E/S products such as Active Express, a proprietary software delivery system and through third party distributors. Many I/B/E/S products permit the customer to perform analytical functions and are enhanced by reports and graphics.

     I/B/E/S enjoys complementary strengths in data, applications and consulting, leveraging its own propriety financial database architecture in the development of the state of the art Active Express platform and custom development activities for clients.

     Baseline. Baseline provides portfolio managers at investment companies, banks, investment consulting firms and other institutional investors with online evaluation graphics that portray critical financial information on more than 8,000 US companies. The Baseline product consists of data and software that manipulates, analyzes and graphically presents company financial information to end users through personal computers, typically linked by computer networks.

     Baseline's principal supply requirements are for raw financial data, which is acquired from numerous data suppliers including other Primark companies. Once acquired, the data is verified, manipulated and stored in Baseline's database for daily transmission to customers for use within Baseline's applications. Baseline places great importance on the quality of its data and has developed a program to review its data sources continuously to guarantee quality control and continuity. Wherever possible, Baseline develops multiple sources of data to provide backup and cross checking.

     Vestek. Vestek develops, markets and supports investment information services and application software used to manage, analyze and optimize institutional portfolios of equity, fixed income and other financial instruments. Vestek also provides consulting services for investment managers and plan sponsors. Vestek Select, a comprehensive mutual fund research program, provides mutual fund organizations and third-party fund distributors with detailed, forward-looking analysis based on actual monthly fund holdings using more than 100 characteristics, such as forecast earnings growth, forward P/E, price/book, expected return and forward-looking risk measures. Through its international sales force, Vestek currently serves more than 350 clients in nine countries.

  PRIMARK DECISION INFORMATION DIVISION

     The Primark Decision Information Division generated $54.5 million of revenues for the 1999 fiscal year, representing 11% of Primark's total revenues. Within Primark Decision Information Division, WEFA accounted for $25.3 million and the Yankee Group $29.2 million. Revenues from Primark Decision Economics are not included in the Primark Division Information Division totals as Primark Decision Economics is not a majority owned operation and is accounted for on the equity method.

     WEFA. Founded by Nobel Laureate Economist Lawrence R. Klein, who remains active in the business, WEFA is a leading provider of international value-added economic information, software and consulting services to companies, governments, universities and financial institutions. WEFA provides analysis and forecasts for over 100 industries across 100 countries through its Global Industrial Outlook Service, its electronic database and a semi-annual publication. WEFA data, analysis, forecasts and reports are primarily delivered via the Internet. The new myWEFA and myData allow users to pick and choose WEFA services that meet their individual needs. More than 800 businesses, financial institutions and government agencies around the world us myWEFA.

     Primark Decision Economics. In August 1996, Primark Decision Economics ("PDE") was formed as a joint venture between Primark and Dr. Allen Sinai, Chief Executive Officer and Chief Global Economist. Dr. Sinai was recognized in 1997 by BusinessWeek as the leading economic forecaster in the US. PDE brings value to financial market professionals by providing timely value-added economic forecasts, analysis and commentaries covering the world's major economies and markets.

     The Yankee Group. The Yankee Group consists of a global team of highly skilled technology and market experts who focuses on identifying current trends and future directions in e-commerce communications and computing for business and consumer markets. The Yankee Group markets these insights by providing strategic planning, technology forecasting, consulting and market research to clients worldwide, including vendors and users of major computer and communications systems and services. The Yankee Group's products and services fall into three principal categories -- planning services, custom consulting engagements and seminars and conferences.

     Planning services accounted for 68% of total revenue for the year ended December 31, 1999 and 66% for each of the years ended December 31, 1998 and 1997. An annually renewable planning service subscription provides a customer with consultation time with a research analyst, quarterly audio conferences, access to the

Yankee Group's published research reports and white papers through both the Internet and paper formats as well as discounts on seminars. The Yankee Group currently offers 22 planning service packages covering a broad variety of topics in communications and computing.

     Custom consulting engagements, seminars and conferences and reports accounted for 32% of total revenue for the year ended December 31, 1999 and 34% for each of the years ended December 31, 1998 and 1997. Custom consulting engagements often result as an extension of planning services when an inquiry or a study is more extensive than that offered through a planning service subscription. Custom consulting contracts are also entered into with external parties when the company considers the study to be of strategic importance. The Yankee Group holds an average of 10 to 15 seminars or conferences a year, often in collaboration with industry publication houses.

CUSTOMERS

     No single customer of the information business accounts for more than 2% of the Company's consolidated revenues.

  Primark Financial Information Division

     Datastream/ICV's customers include approximately 5,000 financial organizations in 52 countries, including investment bankers, brokers, investors, fund managers, insurance companies and market makers that use financial and economic information. Other users include publishers of financial journals and daily newspapers, business schools and universities. Datastream/ICV's customers typically subscribe through annual contracts. Of Datastream/ICV's revenues, 61% were derived from the UK, 23% were from Europe, 9% from Asia and 7% from North America. These contracts are automatically renewed unless notice of cancellation is given two to three months before the annual renewal date. In 1999, the renewal rate was approximately 93%.

     Disclosure's, Worldscope's and Extel's customer base includes the majority of US and UK investment banks, money managers, corporations, law and accounting firms, together with other institutions and individuals performing financial research. Disclosure also distributes its information through over 50 third party vendors. Subscription services accounted for 69%, 69%, and 62% of Disclosure/Worldscope's revenues for the fiscal years ended December 31, 1999, 1998 and 1997, respectively. In 1999, Disclosure/Worldscope experienced a renewal rate for its subscription services of approximately 85%.

     A-T's customers include large financial institutions, such as international investment banks, clearing firms, on-line and regional brokerage firms, private banks and mutual fund managers, as well as individual investors. For the year ended December 31, 1999 approximately 76% of A-T's revenue was derived from licensing and delivery of various types of software and market data to institutional customers, 17% from its Internet business and 7% from royalties.

  Primark Financial Analytics Division

     I/B/E/S directly serves more than 2,250 customers worldwide and thousands more through its distribution networks. I/B/E/S' customers are represented by financial institutions and portfolio managers worldwide, with particular interest by the quantitative analysts who access and download information directly into analytic models. I/B/E/S products are also sold to end users, such as management consultants and traditional investment analysts who utilize I/B/E/S for general research. Approximately 84% of I/B/E/S' 1999 revenues were derived through annual subscription contracts of which 7% were through soft dollar arrangements. In 1999, I/B/E/S experienced a renewal rate for its subscription services of approximately 87%.

     Baseline serves over 8,000 portfolio managers in more than 700 organizations, including investment companies, banks, investment consulting firms and other institutional investors located throughout the US and Canada who typically subscribe through bi-annual and annual contracts. These contracts are automatically renewed unless notice of cancellation is given before the renewal date. In 1999, Baseline experienced a renewal rate for its subscription services in excess of approximately 94%.

     Vestek's clients include major banks, plan sponsors, consultants, insurers and investment managers. The majority of Vestek's revenues are derived from online subscription services. In 1999, Vestek experienced a renewal rate for its subscription services of approximately 92%.

  Primark Decision Information Division

     WEFA has approximately over 1,000 customers operating in corporations, financial services, governments, utilities and other businesses. WEFA performs consulting and planning services to analyze the potential impact of various economic alternatives faced by its customers. In 1999, WEFA experienced a renewal rate for its subscription services of approximately 85%.

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

  Primark Financial Information Division

     Datastream is located in London, England and has sales personnel which support the full spectrum of Primark Financial Information Division product offerings through offices located in Australia, Belgium, Canada, England, France, Germany, Hong Kong, Italy, Japan, Luxembourg, the Netherlands, Singapore, South Korea, Spain, Sweden, Switzerland, Thailand and the United States. ICV is located in London, England and has sales and support offices throughout the UK. The products of Primark Financial Information Division include data from I/B/E/S and WEFA.

     Disclosure and Worldscope market and distribute their products predominately in the US, Disclosure extends its sales and marketing reach with Research Centers and through the combined Primark Financial Information Division sales force. Disclosure has incorporated I/B/E/S and WEFA data in its Global Access platform.

     Since the creation of Primark Financial Information Division, the sales and customer support operations of all Primark Financial Information Division units have been integrated with separate managers for the overall range of activities for North America and for the rest of the world.

  Primark Financial Analytics Division

     I/B/E/S, headquartered in New York City, with offices in London, Hong Kong, Tokyo and Brazil, delivers its products directly to customers via state-of-the-art electronic delivery media. I/B/E/S Active Express is a new powerful equity workstation that is capable of seamlessly integrating any type of data from practically anywhere in the world. At the core of Active Express is a virtual, real-time financial data integration engine developed by I/B/E/S. This same technology is also licensed to third parties and leveraged by I/B/E/S for custom development and consulting activities.

     I/B/E/S also offers its quality data and content through a network of more than 50 electronic third-party distributors including Bloomberg L.P., FactSet, FAME, Data Downlink, Reuters Group PLC, S & P Compustat and Datastream/ICV. These third-party distributors offer I/B/E/S a mechanism to reach new markets and link I/B/E/S data to other databases and applications software.

     Baseline's product is targeted primarily toward portfolio managers of domestic equities and carries portions of I/B/E/S', Disclosure's and Primark Decision Economics' data as part of its product offering.

Baseline delivers its product directly to customers via an advanced electronic delivery platform. Baseline markets its product through its own domestic sales force.

     Headquartered in San Francisco, Vestek's products are marketed through its sales force located in New York, Los Angeles and Japan. Vestek's European sales operations are integrated within I/B/E/S, covering all of Europe from I/B/E/S' London office. Vestek includes data from I/B/E/S, Worldscope and Datastream in portions of its product line.

  Primark Decision Information Division

     WEFA markets its products through its international sales force. With headquarters in Philadelphia, WEFA has offices in several US cities and in the UK, Germany, France, South Africa and Mexico. WEFA also employs analysts in other countries. WEFA delivers its data online through I/B/E/S, Disclosure and Datastream/ICV, as well as through its own electronic distribution platform. WEFA believes its historical association with the Wharton School of Business and with Nobel Laureate Lawrence R. Klein gives it a distinct advantage in the marketplace.

     The Yankee Group markets its services internationally primarily through its own sales force. We consider its historic record of accurately forecasting the general direction of communication and computing technology, together with its focus on customer support, as its greatest competitive advantages. The Yankee Group's industry analysts are the company's critical resource. These individuals have significant expertise in their areas of concentration, gained through industry experience, constant study of the technology market and ongoing dialogue with vendors and consumers in the industry. The Yankee Group headquarters are in Boston, with offices in other US cities, London and Tokyo.

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

TECHNOLOGY DEVELOPMENT

     An essential element in our strategy has been to offer proprietary value-added content through state-of-the-art delivery systems that incorporate the latest improvements in information technology. Over the past several years, through selected acquisitions and internal development, the information technology organizations of our financial, economic and market research businesses have been strengthened, operations and reliability have been improved, software development and maintenance procedures have been upgraded and euro and Y2K compliance achieved. We believe that our information technology resources provide us with enhanced capabilities. In addition, we intend to take additional steps to further integrate these information technology functions.

     One of the most promising areas for immediate integration is in building PrimarkNet, a worldwide network for Primark that integrates all telecommunications capabilities in a common architecture, providing greater capacity and a higher level of service at lower costs. We anticipate that the PrimarkNet will also facilitate the delivery of new products to our entire customer base. PrimarkNet will provide facilities such as high-speed image transmission, bulk data downloading and voice/data transmission on the same lines. Elements of PrimarkNet will also allow for the internal data exchange needed to share data effectively for the creation of new products.

     We have developed a database and software capability called the Primark Information Optimizer. The Primark Information Optimizer essentially creates a unified and integrated database for all of Primark, while each of its components remain as independent databases compatible with existing legacy products. The Primark Information Optimizer will enable the rapid development of new products and allow each Primark company to readily deliver all relevant Primark data to our customers. We plan to use the capabilities of the Primark Information Optimizer in a data and software product that can be offered to financial clients for their internal use in retrieving and standardizing information in multiple formats and stored in multiple databases.

TRADEMARKS

     Primark's information companies hold numerous trademarks worldwide that are subject to continuous renewal. These trademarks are significant to our business, and are registered in all of our major markets to ensure recognition among our many global trading customers.

EMPLOYEES

     At December 31, 1999, Primark and its subsidiaries employed approximately 3,458 people. We believe our relationship with our employees is excellent.

ITEM 2.  PROPERTIES

     We currently occupy our principal executive offices, comprised of approximately 17,848 square feet, in Waltham, Massachusetts under lease agreements that expire in July 2001 with provision for two five-year renewal options. In addition, Primark accounting services occupies 13,094 square feet of office space in Bedford, Massachusetts under a lease that expires in 2004.

     A-T Financial occupies 6,356 square feet of space at its Naperville Illinois headquarters under a lease agreement that expires January 2001. A-T's regional offices occupy approximately 24,288 square feet of office space under various leases. These offices are located in Naperville and Lisle, Illinois, Chicago, New York, San Francisco and Boston.

     Baseline occupies 58,566 square feet of space at its New York headquarters at New York's World Trade Center under a lease agreement, which expires in 2015. Baseline also has an office in Philadelphia.

     Datastream's two principal office facilities are located in London, England. Comprised of an aggregate of 100,779 square feet, these facilities are occupied under lease agreements that expire in 2005 and 2017. Through its affiliates, Datastream also occupies, under short-term leases through 2020, an aggregate total of approximately 90,406 square feet of office space, principally located in Australia, Belgium, Canada, Denmark, England, France, Germany, Hong Kong, Italy, Japan, Luxembourg, the Netherlands, Singapore, South Korea, Scotland, Philippines, Poland, Spain, Sweden, Switzerland, Thailand and the United States.

     Disclosure/Worldscope's headquarters, comprised of approximately 99,640 square feet, is located in Bethesda, Maryland. The property is occupied under lease agreements that expire in 2006. Disclosure's regional offices occupy approximately 57,909 square feet of office space under various lease terms. These offices are located in Arizona, California, Colorado, the District of Columbia, Georgia, Illinois, Massachusetts, New York and Texas. Worldscope's regional offices occupy approximately 45,178 square feet of office space under various lease terms and are located in Ireland, India and the United States.

     I/B/E/S occupies 43,859 square feet of space at its New York City headquarters under a lease agreement that expires in 2007. Additional office space totaling 13,700 square feet is located in England, Hong Kong, Brazil and Japan.

     ICV's facilities occupy approximately 18,916 square feet of space that expires in 2018, and are located primarily in England.

     Vestek occupies approximately 17,000 square feet of space at its San Francisco headquarters under a lease agreement that expires in 2002 with provision for one five-year renewal option.

     WEFA occupies 39,885 square feet of space at its Pennsylvania headquarters under a lease agreement that expires in 2005. Additional office space of approximately 16,351 square feet is leased in Canada, Europe, South Africa, Hong Kong and the United States.

     The Yankee Group occupies approximately 25,000 square feet of space at its Boston headquarters under a lease agreement that expires in 2003 and has international offices located in London and Tokyo.

ITEM 3.  LEGAL PROCEEDINGS

     The New York Board of Trade, ("NYBT") has submitted to Primark's subsidiary, A-T Financial Information, Inc., a claim for approximately $3.8 million based primarily on an allegation that, over a five-year period, A-T insufficiently delayed the distribution of information received from NYBT and therefore should have paid fees to NYBT applicable to real-time distribution of that information. Management believes that the allegation is without merit and intends to vigorously contest the claim.

     Our management believes that the outcome of all pending legal proceedings will not, individually, or in the aggregate, have a material adverse effect on our business, results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the last quarter of 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed and traded on the New York Stock Exchange and the Pacific Exchange Inc. Other information set forth in the section entitled "Supplementary Information -- Quarterly Data" on page 51 of the Company's 1999 Annual Report is incorporated by reference herein.

     Since 1988, the Company has not paid cash dividends on common stock to its shareholders in order to reinvest available cash in the Company's operations. Information regarding restrictions on the Company's ability to pay cash dividends on its common stock is incorporated by reference herein from Note 6 to the Consolidated Financial Statements entitled "Short-Term and Long Term Debt" on page 32 of the Company's 1999 Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth in the section entitled "Selected Financial Information -- Five Year Data" on page 50 of the Company's 1999 Annual Report is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The information set forth in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 43 through 49 of the Company's 1999 Annual Report is incorporated by reference herein.

ITEM 7A.  MARKET RISK DISCLOSURES

     Information regarding Market Risk is incorporated by reference herein from the section entitled "Market Risk" included in "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 47 through 49 of the Company's 1999 Annual Report incorporated by reference herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and the related notes thereto and the Report of Independent Auditors, as contained on pages 24 through 42 of the Company's 1999 Annual Report, and the "Supplementary Financial Information
-- Quarterly Data," as contained on page 51 of the Company's 1999 Annual Report, are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth in the section entitled "Election of Directors" in the Company's 2000 Proxy Statement for its May 2000 Annual Meeting of Shareholders is incorporated by reference herein. Information with respect to the executive officers of the Company as of February 11, 2000 is set forth below. The Company's Board of Directors elect officers generally for one-year terms expiring at the next organizational meeting to be held in May 26, 2000. The term for Mr. Kasputys is governed by his employment agreement. Under this agreement, Mr. Kasputys is employed as the Chairman, President and Chief Executive Officer of Primark through December 31, 2001.

     Joseph E. Kasputys, age 63, has served as Chairman, President and Chief Executive Officer of Primark since May 1988. From June 1987 until May 1988, he served as President and Chief Operating Officer of Primark. Prior to joining Primark in June 1987, he was Executive Vice President of The McGraw-Hill Companies, Inc., a publishing and information services company. Prior to joining McGraw-Hill in 1985, he was President and Chief Executive Officer of Data Resources, Inc., an economic forecasting and consulting firm. Mr. Kasputys has been a Primark director since 1987. He is a member of the Nominating Committee of the Board. Mr. Kasputys is also a director of Lifeline Systems, Inc., a company that develops and manufactures personal response products and provides related monitoring and other services and New Era of Networks, Inc., a company that develops, markets and supports application integration software and provides application services.

     Stephen H. Curran, age 52, has served as Senior Vice President and Chief Financial Officer of Primark since 1988. In 1997 he was elected Executive Vice President and Chief Financial Officer.

     Michael R. Kargula, age 52, has served as Senior Vice President, General Counsel and Secretary of Primark since 1988. In 1997 he was elected Executive Vice President, General Counsel and Secretary.

     Steven L. Schneider, age 42, has served as President and Chief Executive Officer of the Primark Financial Information Division since July, 1998. From July 1995 through June 1998, Mr. Schneider served as President and Chief Executive Officer of Disclosure Incorporated and from February 1992 to July 1995, he served as Vice President of Investor Relations for the Company.

     William J. Swift III, age 48, has served as Vice President and Tax Counsel of Primark since 1988. In 1998 he was elected Senior Vice President.

     Linda Luke Lee, age 43, has served as Vice President, Associate General Counsel and Assistant Secretary since April 1, 1999. She has been a member of Primark's legal staff in various senior level capacities since 1985.

     Bruce Fraser, age 50 has served as a member of Primark's tax department in various senior level capacities since 1988. In 1999 he was appointed Vice President of Tax.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth in the sections entitled: "Executive Compensation," "Directors' Compensation," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report," "Employment Agreements and Other Arrangements," in the Company's 2000 Proxy Statement for its May 2000 Annual Meeting of Shareholders is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth in the sections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's 2000 Proxy Statement for its May 2000 Annual Meeting of Shareholders is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth in the sections entitled "Executive Compensation," "Directors' Compensation," "Compensation Committee Interlocks and Insider Participation," "Employment Agreements and Other Arrangements" and "Certain Transactions" of the Company's 2000 Proxy Statement for its May 2000 Annual Meeting of Shareholders is incorporated by reference herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) LIST OF DOCUMENTS FILED AS PART OF FORM 10-K

     1. The following Financial Statements are contained in Primark's 1999 Annual Report filed as Exhibit 13.1 to this report:

        - Consolidated Statements of Income for each of the three years in the period ended December 31, 1999.

        - Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999.

        - Consolidated Statements of Financial Position as of December 31, 1999 and 1998.

        - Consolidated Statements of Common Shareholders' Equity for each of the three years in the period ended December 31, 1999.

        - Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 1999.

        - Notes to the Consolidated Financial Statements.

        - Independent Auditors' Report.

        - Management's Discussion and Analysis of Results of Operations and Financial Condition.

        - Selected Financial Information Five Year Data.

        - Supplementary Financial Information -- Quarterly Data.

     2. The following financial statement schedule is filed as part of this report and is located on page:

        Schedule II Valuation and Qualifying Accounts on page 23.

        Independent Auditors' Report on Financial Statement Schedule on page 24.

     3. The Exhibits filed as part of this Annual Report on Form 10-K are listed in the Index to Exhibits on pages 19 to 21, and are incorporated by reference herein.

(B) REPORTS ON FORM 8-K

     During the quarter ended December 31, 1999 the Company filed no Current Reports on Form 8-K.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
          Plan of Acquisition, Reorganization, Arrangement,
          Liquidation or Succession

  2.1     Stock Purchase Agreement between the Company and Howard
          Anderson dated as of August 9, 1996 (Exhibit 2.1 to the
          Company's August 15, 1996 Form 8-K).
  2.2     Stock Purchase and Sale Agreement dated as of September 30,
          1996, between the Company and American Natural Resources
          Company (Exhibit 2.3 to the Company's September 30, 1996
          Form 10-Q).
  2.3     Amended and Restated Partnership Agreement for
          Worldscope/Disclosure International Partners; Irish
          Partnership Interest Purchase and Sale Agreement; and
          Partnership Interest Purchase and Sale Agreement; dated as of October 15, 1996 (Exhibit 2.5 to the Company's 1996 Form
          10-K).
  2.4     Stock Purchase Agreement by and among Primark Corporation,
          Primark Information Services UK Limited and Litton
          Industries, Inc. and Litton UK Limited dated as of December
          8, 1997 (Exhibit 2.1 to the Company's Form 8-K filed
          December 10, 1997).
  2.5     Information Technology Services Agreement by and among
          Primark Corporation, TASC, Inc. and Litton Industries, Inc.
          (Exhibit 2.2 to the Company's Form 8-K filed December 10,
          1997).
  2.6     Stock Purchase Agreement between Primark Corporation and
          Aviation Sales Maintenance, Repair & Overhaul Company, a division of Aviation Sales Company dated as of August 10, 1998. (Exhibit 99.1 to the Company's Form 8-K filed October
          6, 1998).
  2.7 Stock Option Agreement between the Company and David Taylor dated February 24, 1999 (Exhibit 2.1 to the Company's June
          30, 1999 Form 10-Q)).
          Articles of Incorporation and By-Laws
  3.1     Restated Articles of Incorporation of the Company (Exhibit
          3.1 to the Company's June 30, 1999 Form 10-Q).
  3.2 By-Laws of the Company, as amended (Exhibit 3.1 to the Company's September 30, 1990 Form 10-Q). Instruments defining the rights of security holders, including indentures.
  4.1     Rights Agreement dated May 29, 1997 between Primark
          Corporation and Bank Boston, N.A., as Rights Agent, which includes, Exhibit A, the Rights Certificate and as Exhibit
          B, the Summary of Rights to Purchase Common Stock (Exhibit
          4.1 to the Company's Form 8-A dated June 19, 1997).
  4.2 Indenture dated as of December 21, 1998 between the Company and State Street Bank and Trust, as Trustee for the 9 1/4 %
          Senior Subordinated Notes due 2008. (Exhibit 4.2 to the
          Company's Form S-4 dated March 12, 1999).
  4.3 Registration Rights Agreement dated January 7, 1997 between the Company and Joseph E. Kasputys (Exhibit 4.1 to the
          Company's 1996 Form 10-K).
  4.4 Offer to exchange 9 1/4% Senior Subordinated Notes due 2008 for 9 1/4% Senior Subordinated Exchange Notes due 2008 dated
          March 19, 1999 (Registration Statement No. 333-71183).
          Material Contracts
 10.1     Primark Corporation 1992 Stock Option Plan dated March 2,
          1992 (Exhibit 10.26 to the Company's 1991 From 10-K);
          Amendment dated September 28, 1995 (Exhibit 10.22 to the
          Company's 1995 Form 10-K).
 10.2     Primark Corporation Stock Option Plan for Non-Employee
          Directors as amended, dated January 12, 1988 (Exhibit 10.57 to the Company's 1987 Form 10-K); Amendment dated February
          21, 1992 (Exhibit 10.24 to the Company's 1991 Form 10-K);
          Amendment dated September 28, 1992 (Exhibit 28.3 to the
          Company's September 30, 1992 Form 10-Q); Amendment dated
          September 22, 1995 (Exhibit 10.2 to the Company's 1996 Form
          10-K).

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
 10.3     Primark Corporation Executive Share Option Scheme (Exhibit
          10.26 to the Company's 1992 Form 10-K); Amendment dated
          September 28, 1995 (Exhibit 10.24 to the Company's 1995 Form
          10-K).
 10.4     Primark Corporation Savings and Stock Ownership Plan as
          amended and restated, effective January 1, 1997; (filed as
          Exhibit 4.4 to the Company's Registration Statement on Form
          S-8 dated December 10, 1996).
 10.5     Primark Corporation 1992 Employee Stock Purchase Plan dated
          March 2, 1992 (Exhibit 10.27 to the Company's 1991 Form
          10-K); Amended and Restated Stock Purchase Plan and related
          Prospectus as filed under the Securities Act of 1933
          (Exhibit 10.27 to the Company's 1993 Form 10-K); Amendment
          dated October 4, 1995 (Exhibit 10.26 to the Company's 1995
          Form 10-K).
 10.6     Form of promissory note to be issued to the Company by
          executive officers in connection with the Company's 1988
          Management Incentive Plan (Exhibit 10.1 to the Company's
          March 31, 1989 Form 10-Q).
 10.7     Promissory notes dated September 30, 1988 issued to the
          Company by executive officers (Exhibit 10.1 to the Company's
          September 30, 1988 Form 10-Q).
 10.8     Employment and Option agreements between the Company and
          Joseph E. Kasputys dated January 7, 1997 (Exhibit 10.11 to the Company's 1996 Form 10-K).
 10.9     Supplemental Death Benefit and Retirement Income Plan
          Agreement as amended and restated, dated March 25, 1986
          (Exhibit 19.1 to the Company's March 31, 1985 Form 10-Q);
          Certified Copy of Resolution amending the Supplemental Death
          Benefit and Retirement Income Plan Agreement (Exhibit 10.17
          to the Company's 1991 Form 10-K; Amendment dated September
          28, 1992 (Exhibit 29.4 to the Company's September 30, 1992
          Form 10-Q).
 10.10    Supplemental Medical Reimbursement Insurance Plan (Exhibit
          10.15 to the Company's 1996 Form 10-K).
 10.11    Form of Change of Control Compensation Agreement entered
          into between the Company and selected executive officers
          (Exhibit 10.60 to the Company's 1996 Form 10-K).
 10.12    Refinancing Agreements (Revolving Credit Agreement, Term
          Loan Agreement, Pledge Agreement, Collateral Agency
          Agreement and Note Backup Agreement) dated as of February 7,
          1997, by and among Primark Corporation, Lenders Parties,
          Mellon Bank, N.A. and other related documents (Exhibit 10.17 to the Company's 1996 Form 10-K); Amendment dated May 1,1997
          (Exhibit 10.1 to the Company's June 30, 1997 Form 10-Q);
          Amendment dated June 30, 1997 (Exhibit 10.2 to the Company's
          June 30, 1997 Form 10-Q); Amendment dated December 1, 1997
          (Exhibit 10.16 to the Company's 1997 Form 10-K); Amendment
          dated March 6, 1998 (Exhibit 10.16 to the Company's 1997
          Form 10-K); Amendment dated May 8, 1998; Amendment dated
          June 15, 1998 (incorporated by reference to the Company's
          Schedule 13E-4 dated June 26, 1998); Amendment dated
          September 10, 1998; Amendment dated December 10, 1998
          (Exhibit 10.13 to the Company's Registration Statement No.
          333-71183); Amendment dated November 16, 1999*. Amendment
          dated December 10, 1998*.
 10.13    Form of variable rate unsecured loan notes dated October 24,
          1996 between the Company and the former shareholders of ICV,
          Ltd. (Exhibit 10.18 to the Company's 1996 Form 10-K).
 10.14    Credit Agreement dated October 23, 1996, by and among the
          Company, Lenders Parties and Mellon Bank, N.A. (Exhibit 10.1
          to the Company's Form 8-K dated November 13, 1996);
          Amendment dated October 23, 1996 (Exhibit 10.20 to the
          Company's 1996 Form 10-K); Amendment dated December 18, 1996
          (Exhibit 10.21 to the Company's 1996 Form 10-K); Amendment
          dated January 9, 1997 (Exhibit 10.19 to the Company's 1996
          Form 10-K); as amended by the Note Backup Agreement dated
          February 7, 1997 (Exhibit 10.17 to the Company's 1996 Form
          10-K).
 10.15    Primark Corporation 1999 Stock Option Plan for Non-Employee
          Directors dated May 26, 1999 (Exhibit 4.1 to the Company's
          Registration Statement on Form S-8 dated July 28, 1999).
 10.16    Memorandum of Understanding between the Company and David
          Taylor dated March 15, 1999 (Exhibit 10.2 to the Company's
          June 30, 1999 Form 10-Q).

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
 10.17    Employment extension between the Company and John C. Holt
          dated July 9, 1999 (Exhibit 10.3 to the Company's June 30,
          1999 Form 10-Q).
 10.18    ScoreLab, Inc 1999 Stock Option Plan.*

          Annual Report to Security Holders

 13.1* Primark Corporation 1999 Annual Report (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form
          10-K) filed herewith.

          Subsidiaries of Registrant

 21.1*    Subsidiaries of Primark Corporation.

          Consents of Experts and Counsel

 23.1*    Independent Auditors' Consent.
 24.1*    Powers of Attorney (Included herein from Signature Page).
 27.1*    Financial Data Schedule for the year ended December 31,
          1999.

---------------
* Indicates document filed herewith.

For the Company's documents incorporated by reference, references are to File No. 1-8260.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2000.
                                          PRIMARK CORPORATION

                                          By:     /s/ STEPHEN H. CURRAN
                                            ------------------------------------
                                                     STEPHEN H. CURRAN
                                                EXECUTIVE VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER

     The undersigned directors and officers of Primark Corporation, a Michigan corporation, do hereby severally constitute and appoint Joseph E. Kasputys, Stephen H. Curran and Michael R. Kargula, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power and authority (acting alone and without the others) to execute in the name and on behalf of the undersigned as such Director or Officer, an Annual Report on Form 10-K, for the year ended December 31, 1999, under the Securities and Exchange Act of 1934, of said Corporation, and all amendments to such Annual Report on Form 10-K; hereby granting to such attorneys and agents, and each of them full power of substitution and revocation in the premises; and hereby ratifying and confirming all that such attorneys and agents, or any of them may do or cause to be done by virtue of these presents.

     Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed below by the following persons in the capacities and on the date indicated.

                     SIGNATURE                                       TITLE                        DATE
                     ---------                                       -----                        ----

              /s/ JOSEPH E. KASPUTYS                 Chairman, President and Chief           January 8, 2000
---------------------------------------------------  Executive Officer (Principal
                JOSEPH E. KASPUTYS                   Executive Officer)

               /s/ STEPHEN H. CURRAN                 Executive Vice President and Chief     January 31, 2000
---------------------------------------------------  Financial Officer
                 STEPHEN H. CURRAN

               /s/ KEVIN J. BRADLEY                  Director                                January 7, 2000
---------------------------------------------------
                 KEVIN J. BRADLEY

                 /s/ JOHN C. HOLT                    Director                               January 10, 2000
---------------------------------------------------
                   JOHN C. HOLT

                /s/ STEVEN LAZARUS                   Director                               January 10, 2000
---------------------------------------------------
                  STEVEN LAZARUS

               /s/ PATRICIA MCGINNIS                 Director                                January 7, 2000
---------------------------------------------------
                 PATRICIA MCGINNIS

               /s/ JONATHAN NEWCOMB                  Director                               January 10, 2000
---------------------------------------------------
                 JONATHAN NEWCOMB

              /s/ CONSTANCE K. WEAVER                Director                                January 7, 2000
---------------------------------------------------
                CONSTANCE K. WEAVER

               /s/ STEPHEN H. CURRAN                                                        January 31, 2000
---------------------------------------------------
                 STEPHEN H. CURRAN
                 ATTORNEY-IN-FACT

                                  SCHEDULE II
                      PRIMARK CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                            OF CONTINUING OPERATIONS

                                                        BALANCE AT    ADDITIONS   DEDUCTIONS    BALANCE AT
                                                       BEGINNING OF    CHARGED       FROM         END OF
                                                          PERIOD      TO INCOME   RESERVES(1)     PERIOD
                                                       ------------   ---------   -----------   ----------
                                                                    (IN THOUSANDS OF DOLLARS)
Reserves deducted from assets to which they apply:
  Allowance for Doubtful Accounts:
     Year ended December 31, 1997....................     2,234           843         (321)       2,756
     Year ended December 31, 1998....................     2,756         1,979         (973)       3,762
     Year ended December 31, 1999....................     3,762         4,106       (2,711)       5,157

---------------
(1) Accounts written off.

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Primark Corporation

     We have audited the consolidated financial statements of Primark Corporation and subsidiaries as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 11, 2000, which is incorporated by reference in this Annual Report on Form 10-K. Our audits also included the financial statement schedule listed in Item 14(a)2 of this Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 11, 2000