Form 10-Q
period 2000-03-31
PRIMARK CORP
filed 2000-05-12
CIK 356064

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

                      FOR THE QUARTER ENDED MARCH 31, 2000

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

                       Yes  [X]                    No  [ ]

   Number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2000:
                  Common Stock, without par value: 20,269,551

================================================================================

                              PRIMARK CORPORATION

                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                                                                 PAGE
                                                                                NUMBER
                                                                                ------
COVER.........................................................................     i
INDEX.........................................................................    ii
PART I -- FINANCIAL INFORMATION
  Item 1.  Financial Statements...............................................     1
  Item 2.  Management's Discussion and Analysis of Results of Operations and
           Financial Condition................................................     8
  Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk........................................................    11
PART II -- OTHER INFORMATION
  Item 6.  Exhibits and Reports on Form 8-K...................................    12
SIGNATURE.....................................................................    13

                        PART I -- FINANCIAL INFORMATION

                      PRIMARK CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF FINANCIAL POSITION -- UNAUDITED

                                                              MARCH 31,    DECEMBER 31,
                                                                2000           1999
                                                              ---------    ------------
                                                              (IN THOUSANDS OF DOLLARS)
                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $ 17,204       $ 18,435
  Accounts receivable, less allowance for doubtful accounts
    of $6,445 and $5,157, respectively......................   134,646        108,116
  Unbilled and other receivables............................     9,998          7,690
  Federal and other income tax receivable...................    11,342         20,448
  Other current assets......................................    17,545         16,940
                                                              --------       --------
                                                               190,735        171,629
                                                              --------       --------
INTANGIBLE AND OTHER ASSETS
  Goodwill, less accumulated amortization of $104,388 and
    $99,327, respectively...................................   578,439        583,371
  Capitalized data and other intangible assets, less
    accumulated amortization of $38,758 and $36,984,
    respectively............................................    34,731         36,418
  Capitalized software, less accumulated amortization of
    $26,894 and $23,899, respectively.......................    77,276         66,640
  Investments...............................................    16,773          2,535
  Other.....................................................    12,684         12,432
                                                              --------       --------
  Total intangible and other assets.........................   719,903        701,396
                                                              --------       --------
PROPERTY AND EQUIPMENT
  Computer equipment........................................    80,309         75,432
  Leasehold improvements....................................    23,455         20,568
  Other.....................................................    18,514         21,937
                                                              --------       --------
                                                               122,278        117,937
  Accumulated depreciation..................................   (58,018)       (51,862)
                                                              --------       --------
  Net property and equipment................................    64,260         66,075
                                                              --------       --------
  Total Assets..............................................  $974,898       $939,100
                                                              ========       ========
        LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Revolving bank debt.......................................  $145,810       $133,000
  Notes Payable and current portion of capital lease
    obligations.............................................     8,484          8,774
  Accounts Payable..........................................    18,594         10,120
  Accrued employee payroll and benefits.....................    34,278         42,417
  Income taxes payable......................................    22,470         14,672
  Deferred income...........................................   107,875         82,109
  Other accrued expenses....................................    41,162         54,457
                                                              --------       --------
  Total current liabilities.................................   378,673        345,549
                                                              --------       --------
LONG-TERM DEBT AND OTHER LIABILITIES
  Senior subordinated notes.................................   150,000        150,000
  Deferred income taxes.....................................    14,557         14,484
  Other liabilities.........................................    11,019         11,142
                                                              --------       --------
  Total long-term debt and other liabilities................   175,576        175,626
                                                              --------       --------
    Total liabilities.......................................   554,249        521,175
COMMITMENTS AND CONTINGENCIES (NOTE 5)
COMMON SHAREHOLDERS' EQUITY
  Common stock and additional paid-in-capital...............    62,258         55,447
  Retained earnings.........................................   371,435        372,052
  Accumulated other comprehensive income (loss).............   (13,044)        (9,574)
                                                              --------       --------
    Total common shareholders' equity.......................   420,649        417,925
                                                              --------       --------
  Total liabilities and common shareholders' equity.........  $974,898       $939,100
                                                              ========       ========

   The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME -- UNAUDITED

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                              (IN THOUSANDS EXCEPT PER
                                                                   SHARE AMOUNTS)
OPERATING REVENUES..........................................   $125,251      $117,344
OPERATING EXPENSES
  Cost of services..........................................     53,275        49,167
  Selling, general and administrative.......................     51,315        45,582
  Depreciation..............................................      5,850         4,985
  Amortization of goodwill..................................      5,387         4,158
  Amortization of other intangible assets...................      5,088         3,992
                                                               --------      --------
     Total operating expenses...............................    120,915       107,884
                                                               --------      --------
     Operating income.......................................      4,336         9,460
                                                               --------      --------
OTHER EXPENSE
  Interest expense -- net...................................     (5,814)       (3,417)
  Other expense -- net......................................        757           163
                                                               --------      --------
     Total other expense....................................     (5,057)       (3,254)
                                                               --------      --------
INCOME (LOSS) BEFORE INCOME TAXES...........................       (721)        6,206
INCOME TAX EXPENSE (BENEFIT)................................       (104)        3,518
                                                               --------      --------
INCOME (LOSS) BEFORE CHANGE IN ACCOUNTING PRINCIPLE.........       (617)        2,688
                                                               --------      --------
CHANGE IN ACCOUNTING PRINCIPLE
  Cumulative effect of change in accounting principle (net
     of $108 tax benefit)...................................         --          (219)
                                                               --------      --------
NET INCOME (LOSS)...........................................   $   (617)     $  2,469
                                                               ========      ========
BASIC EARNINGS (LOSS) PER COMMON SHARE
  Income (loss).............................................   $  (0.03)     $   0.13
  Change in accounting principle............................         --         (0.01)
                                                               --------      --------
  Net income (loss).........................................   $  (0.03)     $   0.12
                                                               ========      ========
DILUTED EARNINGS (LOSS) PER COMMON SHARE
  Income (loss).............................................   $  (0.03)     $   0.13
  Change in accounting principle............................         --         (0.01)
                                                               --------      --------
  Net income (loss).........................................   $  (0.03)     $   0.12
                                                               ========      ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic.....................................................     20,187        20,984
  Dilutive effect of stock options..........................         --           463
                                                               --------      --------
  Diluted shares outstanding (first quarter 2000 excludes
     options to purchase 442 shares)........................     20,187        21,447
                                                               --------      --------

   The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS -- UNAUDITED

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 2000           1999
                                                              -----------    -----------
                                                              (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).........................................   $    (617)     $   2,469
  Adjustments to reconcile net income to cash flows from
     operating activities:
  Depreciation and amortization.............................      16,325         13,135
  Other charges and credits -- net..........................       1,242           (136)
  Changes in operating working capital, excluding the effect of acquisitions:
     Accounts receivable, unbilled and other
      receivables -- net....................................     (29,369)        (4,846)
     Other current assets and liabilities...................     (14,180)          (821)
     Accounts payable.......................................       8,609         (2,311)
     Accrued payroll and benefits...........................      (7,776)        (7,809)
     Income and other taxes payable -- net..................      17,181         (2,931)
     Deferred income........................................      26,385          9,479
                                                               ---------      ---------
       Net change in operating working capital..............         850         (9,239)
                                                               ---------      ---------
       Net cash provided by operating activities............      17,800          6,229
                                                               ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of short-term notes payable......................     394,848        207,973
  Repayment of short-term notes payable.....................    (382,038)      (146,473)
  Common stock repurchased and retired......................          --        (16,077)
  Common stock issuance and related tax benefits............         811          3,202
  Debt issue costs and other................................        (306)           (75)
                                                               ---------      ---------
       Net cash provided by financing activities............      13,315         48,550
                                                               ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures......................................      (6,576)        (6,642)
  Software capitalized......................................      (8,165)        (4,303)
  Purchase of subsidiaries -- net of acquired cash..........      (3,341)       (66,831)
  Proceeds from disposal of discontinued operations.........          --          8,900
  Tax paid on disposal of discontinued operations...........          --         (8,943)
  Purchase of investments...................................     (14,163)            --
  Other -- net..............................................          --           (620)
                                                               ---------      ---------
       Net cash used for investing activities...............     (32,245)       (78,439)
                                                               ---------      ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................        (101)          (342)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      (1,231)       (24,002)
CASH AND CASH EQUIVALENTS, JANUARY 1........................      18,435         51,630
                                                               ---------      ---------
CASH AND CASH EQUIVALENTS, MARCH 31.........................   $  17,204      $  27,628
                                                               =========      =========

   The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES

       CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY -- UNAUDITED

                                                              THREE MONTHS ENDED
                                                                MARCH 31, 2000
                                                              ------------------
                                                               (IN THOUSANDS OF
                                                                   DOLLARS)
COMMON STOCK, without par value -- authorized 100,000,000
  shares, issued 20,268,221 shares, at $0.02 stated value
Balance -- beginning of period..............................       $    400
Issued for employee stock purchase and option plans.........              1
Issuance of common stock  -- (Note 3).......................              5
                                                                   --------
Balance at March 31.........................................            406
                                                                   --------
ADDITIONAL PAID IN CAPITAL
Balance -- beginning of period..............................         55,047
Tax benefit relating to stock options.......................            153
Issued for employee stock purchase and option plans.........            657
Issuance of common stock -- (Note 3)........................          5,995
                                                                   --------
Balance at March 31.........................................         61,852
                                                                   --------
RETAINED EARNINGS
Balance -- beginning of period..............................        372,052
Net (loss)..................................................           (617)
                                                                   --------
Balance at March 31.........................................        371,435
                                                                   --------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance -- beginning of period..............................         (9,574)
Net gain on derivative instruments designated as cash flow
  hedges....................................................            (66)
Foreign currency translation adjustments....................         (3,427)
Other.......................................................             23
                                                                   --------
Balance at March 31.........................................        (13,044)
                                                                   --------
TOTAL COMMON SHAREHOLDERS' EQUITY...........................       $420,649
                                                                   ========

   The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) -- UNAUDITED

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                               (IN THOUSANDS OF
                                                                   DOLLARS)
NET INCOME (LOSS)...........................................  $  (617)   $ 2,469
                                                              -------    -------
Other comprehensive income, net of tax:
Net gain on derivative instruments designated as cash flow
  hedges....................................................      (66)       106
Cumulative translation adjustment...........................   (3,427)    (6,361)
Other.......................................................       23         --
                                                              -------    -------
OTHER COMPREHENSIVE INCOME (LOSS)...........................   (3,470)    (6,255)
                                                              -------    -------
COMPREHENSIVE LOSS..........................................  $(4,087)   $(3,786)
                                                              =======    =======

   The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ACQUISITIONS

     Pursuant to the August 1996 Purchase Agreement between Primark Corporation ("the Company") and the Yankee Group Research Inc. on March 31, 2000, $3,340,525 of the remaining $3,480,775 contingent purchase price payment was paid. The total payment was recorded as an increase to goodwill. The balance of $140,250 was paid on April 6, 2000.

2. INVESTMENTS

  a. Tradeportal.com

     On March 30, 2000, the Company purchased a 20% equity interest in Tradeportal.com for $6 million. TradePortal is a leading direct access execution firm offering Internet-based trading and information. The Company and TradePortal also announced a strategic business alliance to share certain product capabilities. The Company will license certain real-time pricing feeds, user display technology and investment research information for use in TradePortal products in return for a percentage of gross revenues. TradePortal will provide access to its trading systems directly from Primark products. This investment is accounted for using the equity method.

  b. Bulldog.com

     In February 2000, the Company invested $825,000 in The Bulldog Group Inc for a 6.9% equity interest. In connection with this investment, the Company has the right to appoint a board representative. The Bulldog Group is a privately held content management software and services company that enables media-rich businesses to leverage content and take advantage of new opportunities. Bulldog is licensing financial data from the Company for use on its Web site. This investment is accounted for using the equity method.

  c. The Money Channel

     In February 2000, the Company invested $5.1 million in The Money Channel for a 5% equity interest. The Money Channel is the UK's first dedicated TV channel for finance and investment information and is listed on the London Stock Exchange. Primark will be the exclusive provider of financial information to The Money Channel for broadcast programming and the interactive services that the Money Channel intends to develop. This investment is classified as an available-for-sale security in accordance with Statement of Financial Accounting Standards ("FAS") 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, and is reported at market value. Unrealized gains and losses on available-for-sale securities are recognized as a separate component of stockholders' equity, net of tax.

3. ISSUANCE OF COMMON STOCK

     In January 2000, the Company entered into an agreement with MicroStrategy Inc. for the development and licensing of The Primark Financial Channel. The Primark Financial Channel will combine the leading wireless delivery technology of Microstrategy with the global financial and economic information of Primark. The total consideration related to this agreement will be approximately $11.0 million payable at certain milestones in 2000. On January 25, 2000, 230,770 shares of Primark common stock were issued to MicroStrategy's designee, Fletcher International LTD, in partial payment of this agreement at a market value of $6 million. This is a non-cash transaction and has been excluded from the Company's Consolidated Statement of Cash Flows.

4. SEGMENT INFORMATION

     Based upon the different requirements of the Company's customer base, the Company has organized itself as follows:

     PRIMARK FINANCIAL INFORMATION DIVISION.  ("PFID") develops
"enterprise-wide" products and services for major financial institutions on a global basis.

     PRIMARK FINANCIAL ANALYTICS DIVISION. ("PFAD") concentrates on developing and marketing a wide variety of analytical products for money managers, fund sponsors and other investors.

     PRIMARK DECISION INFORMATION DIVISION. ("PDID") acquires, develops and operates information content businesses that are primarily focused in areas other than the financial marketplace.

     PRIMARK RESEARCH CENTERS. ("PRC") provide a full range of research solutions from personalized research support to fast and convenient document retrieval.

     The Primark Corporate Division ("CORP") supports all operating divisions with tax, accounting and legal services.

                          COMPARATIVE SEGMENT ANALYSIS

                                              MARCH 31,
                                         --------------------
                                           2000        1999
                                         --------    --------
                                                (000)S
Revenue:
  PFID.................................  $ 76,405    $ 71,706
  PFAD.................................    26,751      21,818
  PDID.................................    15,644      13,627
  PRC..................................     6,451      10,193
  CORP.................................        --          --
                                         --------    --------
          Total........................  $125,251    $117,344
                                         ========    ========
Operating Income (Loss):
  PFID.................................  $  1,039    $  4,244
  PFAD.................................     5,081       4,178
  PDID.................................       117         237
  PRC..................................      (150)      1,526
  CORP.................................    (1,751)       (725)
                                         --------    --------
          Total........................  $  4,336    $  9,460
                                         ========    ========
Total Assets*:
  PFID.................................  $726,685    $673,922
  PFAD.................................    96,779      80,634
  PDID.................................   107,114     105,256
  CORP.................................    44,320      27,514
                                         --------    --------
          Total........................  $974,898    $887,326
                                         ========    ========

---------------
* Total assets for PRC are not allocated by the Company.

5. SUBSEQUENT EVENTS

     On May 8, 2000, the Company entered into an agreement with Reuters Group plc to sell all of the outstanding common stock of its subsidiary, the Yankee Group Research, Inc. for a cash price of $72.5 million. The closing of this transaction is subject to various conditions including but not limited to no material adverse changes occurring in the business since the signing of the stock purchase agreement and regulatory clearance under the Hart-Scott-Rodino Anti-Trust Improvements Act.

6. CONTINGENCIES

     There have been no other significant developments with respect to the Company's contingent liabilities which were disclosed in the Company's 1999 Annual Report on Form 10-K. Management cannot predict the final disposition of such issues, but believes that adequate provision has been made in the financial statements and that the ultimate resolution of any outstanding issues will not have a material adverse effect on the Company's financial condition.

7. GENERAL

     In the opinion of management, the accompanying balance sheets and related interim statements of income and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provision for bad debts and the length of asset lives. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Primark Corporation 1999 Annual Report on Form 10-K.

     Certain reclassifications have been made to prior year statements to conform to the 2000 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  Results of Operations

     Primark Corporation ("the Company") reported a loss for the first quarter 2000 of $617,000 ($0.03 per share) compared to a profit of $2.5 million ($0.12 per share) in the first quarter of 1999. The decrease from historic performance levels is a result of planned expenditures on new product initiatives in the real time and Internet markets in addition to higher interest costs and unfavorable currency movements.

     The following table summarizes the operating results of Primark by Division in thousand of dollars:

                                        2000        1999      % CHANGE
                                      --------    --------    --------
Revenue
  PFID..............................  $ 76,405    $ 71,706        6.6%
  PFAD..............................    26,751      21,818       22.6%
  PDID..............................    15,644      13,627       14.8%
  PRC...............................     6,451      10,193      (36.7%)
                                      --------    --------
                                      $125,251    $117,344        6.7%
                                      ========    ========

EBITDA
  PFID..............................  $ 12,615    $ 13,273       (5.0%)
  PFAD..............................     7,008       6,041       16.0%
  PDID..............................     1,269       1,319       (3.8%)
  PRC...............................       909       2,332      (61.0%)
  CORP..............................    (1,140)       (370)      (208%)
                                      --------    --------
                                      $ 20,661    $ 22,595       (8.6%)
                                      ========    ========

                                        2000        1999      % CHANGE
                                      --------    --------    --------
Operating Income (Loss)
  PFID..............................  $  1,039    $  4,244      (75.5%)
  PFAD..............................     5,081       4,178       21.6%
  PDID..............................       117         237      (50.6%)
  PRC...............................      (150)      1,526     (109.8%)
  CORP..............................    (1,751)       (725)      (142%)
                                      --------    --------
                                      $  4,336    $  9,460      (54.2%)
                                      ========    ========

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

     Revenues during the first quarter were reported at $125.3 million compared to $117.3 million in 1999, a 6.7% increase. Operating margins in 2000 are lower due to the cost of developing and supporting new Internet and wireless-based initiatives.

PRIMARK FINANCIAL INFORMATION DIVISION

     The Primark Financial Information Division ("PFID") and its Research Center ("PRC") business experienced minimal growth during the first quarter of 2000. Excluding the effect of currency, the revenues grew 4.4% in the first quarter with the international operations growing at 4.6% and the US operations growing at 4%. Overseas revenues had strong growth in key markets partially offset by flat revenues in the United Kingdom. Because the real time products were introduced in Europe at the end of the first quarter, the growth rates do not yet fully reflect the revenue impact of these new products. Although the Financial Information Division's domestic revenues were up 4% over last year, these results were hampered by the division's Research Center business. The transition of Laser D customers to Global Access Pro and lower demand product sales accounted for a combined $3.8 million revenue shortfall over last year. When the Demand and Laser D products are eliminated, Domestic revenues grew 16%.

PRIMARK FINANCIAL ANALYTICS DIVISION

     The Primark Financial Analytics Division ("PFAD") had another strong quarter with growth in revenues of 22.6%, growth in EBITDA of 16% and growth in operating income of 21.6%. All product lines grew strongly with IBES reporting an increase in revenues of 26%, followed by Vestek at 19.5% and Baseline at 18.8%. Management expects this strong performance to continue with the sale of new or recently released products.

PRIMARK DECISION INFORMATION DIVISION

     The Primark Decision Information Division ("PDID") had revenues of $15.6 million in the first quarter, representing growth of 14.8%. Yankee revenues continued to increase, offsetting lower revenues at WEFA. The timing of recording revenues for seminars and consulting agreements contributed to revenue performance at both Yankee and WEFA.

CORPORATE

     The Corporate operating loss increased $1 million to $1.7 million at March 31, 2000. This increase is attributed to the centralization of our financial and accounting functions and increased professional service fees.

     Other comprehensive income decreased by approximately $3.5 million primarily due to a change in cumulative translation resulting from the dollar strengthening against the pound. The Company has a significant goodwill asset denominated in pounds.

  Capital Resources and Liquidity

     Primark's cash and cash equivalent balances decreased $1.2 million during the three months ended March 31, 2000 as a result of operating activities contributing $17.8 million, financing operations generating $13.3 million and investing activities absorbing $32.2 million.

     The $11.6 million increase in cash flows from operating activities is a result of increased earnings at the operating level as well as timing differences associated with working capital accounts.

     Financing activities, for the most part, reflect a net increase of $12.8 million on Primark's revolving credit facility, resulting in $304.7 million of funded debt outstanding as of March 31, 2000. Additionally, Primark received proceeds of $811,000 on the issuance of common stock associated with stock option and employee stock purchase plans.

     Investing activities during the first quarter of 2000 reflect the use of $14.2 million for the purchase of 1) a 20% equity interest in Tradeportal for $6 million, 2) a 5% equity investment in the Money Channel for $5.1 million and 3) a 6.9% equity interest in The Bulldog Group for $825,000. All of these investments are part of the Company's aggressive development plan for both Internet and wireless services during 2000. Additionally, investing activities included $6.6 million of capital expenditures and $8.2 million of capitalized software. The capital expenditures consisted primarily of computer equipment purchases, which totaled $5.2 million in the first quarter. Capitalized software represents expenditures primarily on new product offerings within the Primark Financial Information Division. Investing activities also reflect a $3.3 million contingent purchase price payment pursuant to the August 1996 Purchase Agreement between Primark Corporation and the Yankee Group.

     In a non-cash transaction excluded from the Consolidated Statement of Cash Flows, the Company issued 230,770 shares of common stock to MicroStrategy's designee, Fletcher International Ltd. in partial payment of a contract with MicroStrategy to provide licenses and develop software for wireless channels to deliver Primark's data to retail and professional investors.

     On May 8, 2000, the Company entered into an agreement with Reuters Group plc to sell all of the outstanding common stock of its subsidiary, the Yankee Group Research, Inc. for a cash price of $72.5 million. The closing of this transaction is subject to various conditions including but not limited to no material adverse changes occurring in the business since the signing of the stock purchase agreement and regulatory clearance under the Hart-Scott-Rodino Anti-Trust Improvements Act. The sale of the Yankee Group is estimated to result in a pre-tax gain of $35 million, with after-tax cash proceeds of approximately $60 million. Primark intends to use the cash proceeds to further invest in its high growth Internet and e-commerce initiatives within its core business units. A portion of the proceeds will also be used to repay Primark's bank debt.

  Foreign Currency Exchange Risk Management

     A significant portion of Primark's revenues are denominated in currencies other than the US dollar. For the quarter ended March 31, 2000, approximately 56% of total revenues were denominated in non-US dollar currencies of which approximately 31.1%, 17.7%, and 7% are denominated in UK sterling, currencies of Continental Europe, and Asian currencies, respectively.

     For the quarter ended March 31, 2000, approximately 70.7% of operating income excluding goodwill amortization was denominated in non-US dollar currencies. This 70.7% can be broken down between a negative margin of (18.8%) in UK sterling, 76% in Continental Europe and 13.5% in Asia. The primary market risk that Primark faces is the risk of the US dollar strengthening versus the euro, Swiss franc, Swedish krona, and Japanese yen.

     Based on the VAR model, Primark estimates there is a 5% chance that the forecast for operating income for the next four quarters will deteriorate due to foreign exchange fluctuations over the next calendar quarter by more than $2.43 million before hedging and $1.89 million after taking into account the Company's hedging portfolio, representing cover of 22.2%, as of March 31, 2000.

     For the quarter ended March 31, 2000, there was no ineffective portion of derivative gains or losses reported in earnings and net gains from hedge transactions reclassified from other comprehensive income to revenues totaled $239,000. At March 31, 2000, the fair value of derivative instruments designated as cash flow hedges was $306,000 and was recorded in other current assets with the offset to other comprehensive income, net of applicable income taxes. The gain will be recognized in revenues over the next 24 months as the forecasted revenues are recognized.

     Forward and option contracts are also entered into to protect anticipated repatriations of excess cash flow, primarily from the UK, under intercompany loan agreements or other financial transactions. The Company accounts for these instruments as fair value hedges and changes in the fair market value of such contracts are recorded each period in non-operating income or loss. During the quarter ended March 31, 2000, the net gain on fair value hedging contracts recorded as non-operating income was $284,000.

  Certain Factors that May Affect Future Results

     In addition to historical information presented here, this report includes statements that may constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although Primark believes the expectations contained in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove correct. This information may involve risks and uncertainties that could cause the actual results of Primark to differ materially from the forward-looking statements. Factors which could cause or contribute to such differences included, but are not limited to (i) the risks associated with operating on a global basis, including fluctuations in the value of foreign currencies relative to the US dollar, and the ability to successfully hedge such risks, (ii) the extent to which Primark seeks growth through acquisitions, and the ability to identify and consummate acquisitions on satisfactory terms, (iii) uncertainty regarding the development and market acceptance of new products,
(iv) loss of market share through competition, and (v) deterioration in economic conditions, particularly in the financial services industry.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by this item is provided under the caption "Foreign Currency Exchange Risk Management" under Item 2 -- Management's Discussion and Analysis of Results of Operations and Financial Condition. Also see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Primark's 1999 10-K.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

 2.1*  Stock Purchase Agreement dated May 8, 2000 between the
       Company and Reuters Holding Switzerland SA.
10.1*  Amendment dated March 28, 2000 to Refinancing Agreements dated February 7, 1997, by and among Primark Corporation,
       Lenders Parties, Mellon Bank, N.A.
10.2*  Amendment dated March 31, 2000 to Refinancing Agreements dated February 7, 1997, by and among Primark Corporation,
       Lenders Parties, Mellon Bank, N.A.
10.3*  Amendment dated April 10, 2000 to Refinancing Agreements dated February 7, 1997, by and among Primark Corporation,
       Lenders Parties, Mellon Bank, N.A.
27*    Financial Data Schedule.
99.1*  Press release dated May 9, 2000.

---------------
*   Indicates document filed herewith.

(b) No Current Reports were filed by the Company during the quarter ended March 31, 2000.

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

Date: May 12, 2000