Form 10-Q
period 2000-06-30
PRIMARK CORP
filed 2000-08-14
CIK 356064

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

                      FOR THE QUARTER ENDED JUNE 30, 2000

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

                       Yes  [X]                    No  [ ]

Number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 2000: Common Stock, without par value: 20,312,952

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              PRIMARK CORPORATION

                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2000

                                                               PAGE
                                                              NUMBER
                                                              ------
COVER.......................................................     i
INDEX.......................................................    ii
PART I -- FINANCIAL INFORMATION
  Item 1.  Financial Statements.............................     1
  Item 2.  Management's Discussion and Analysis of Results
           of Operations and Financial Condition............     9
  Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk......................................    12
PART II -- OTHER INFORMATION
  Item 4.  Results of Votes of Security Holders.............    12
  Item 6.  Exhibits and Reports on Form 8-K.................    14
SIGNATURE...................................................    15

                        PART I -- FINANCIAL INFORMATION

                      PRIMARK CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF FINANCIAL POSITION -- UNAUDITED

                                                              JUNE 30,    DECEMBER 31,
                                                                2000          1999
                                                              ---------   -------------
                                                              (IN THOUSANDS OF DOLLARS)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $ 12,046      $ 18,435
  Accounts receivable, less allowance for doubtful accounts
    of $8,942 and $5,157, respectively......................   119,090       108,116
  Unbilled and other receivables............................     8,702         7,690
  Federal and other income tax receivable...................    16,767        20,448
  Other current assets......................................    21,519        16,940
                                                              --------      --------
                                                               178,124       171,629
                                                              --------      --------
INTANGIBLE AND OTHER ASSETS
  Goodwill, less accumulated amortization of $105,171 and
    $99,327, respectively...................................   522,567       583,371
  Capitalized data and other intangible assets, less
    accumulated amortization of $38,055 and $36,984,
    respectively............................................    32,108        36,418
  Capitalized software, less accumulated amortization of
    $29,650 and $23,899, respectively.......................    81,175        66,640
  Investments...............................................    15,390         2,535
  Other.....................................................    11,863        12,432
                                                              --------      --------
  Total intangible and other assets.........................   663,103       701,396
                                                              --------      --------
PROPERTY AND EQUIPMENT
  Computer equipment........................................    82,590        75,432
  Leasehold improvements....................................    23,542        20,568
  Other.....................................................    17,832        21,937
                                                              --------      --------
                                                               123,964       117,937
  Accumulated depreciation..................................   (60,278)      (51,862)
                                                              --------      --------
  Net property and equipment................................    63,686        66,075
                                                              --------      --------
  Total Assets..............................................  $904,913      $939,100
                                                              ========      ========
LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Revolving bank debt.......................................  $ 87,000      $133,000
  Notes payable and current portion of capital lease
    obligations.............................................     8,464         8,774
  Accounts payable..........................................    13,185        10,120
  Accrued employee payroll and benefits.....................    28,897        42,417
  Income taxes payable......................................    33,465        14,672
  Deferred income...........................................    83,378        82,109
  Other accrued expenses....................................    44,941        54,457
                                                              --------      --------
  Total current liabilities.................................   299,330       345,549
                                                              --------      --------
LONG-TERM DEBT AND OTHER LIABILITIES
  Senior subordinated notes.................................   150,000       150,000
  Deferred income taxes.....................................    13,718        14,484
  Other liabilities.........................................    11,299        11,142
                                                              --------      --------
TOTAL LONG-TERM DEBT AND OTHER LIABILITIES..................   175,017       175,626
                                                              --------      --------
  Total liabilities.........................................   474,347       521,175
COMMITMENTS AND CONTINGENCIES (NOTE 6)
COMMON SHAREHOLDERS' EQUITY
  Common stock and additional paid-in-capital...............    63,313        55,447
  Retained earnings.........................................   391,828       372,052
  Accumulated other comprehensive income (loss).............   (24,575)       (9,574)
                                                              --------      --------
  Total common shareholders' equity.........................   430,566       417,925
                                                              --------      --------
  Total liabilities and common shareholders' equity.........  $904,913      $939,100
                                                              ========      ========

   The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME -- UNAUDITED

                                                     THREE MONTHS ENDED    SIX MONTHS ENDED JUNE
                                                          JUNE 30,                  30,
                                                     -------------------   ---------------------
                                                       2000       1999       2000        1999
                                                     --------   --------   ---------   ---------
                                                       (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
OPERATING REVENUES.................................  $129,700   $122,170   $254,951    $239,514
OPERATING EXPENSES
  Cost of services.................................    54,345     50,173    107,620      99,340
  Selling, general and administrative..............    53,502     45,592    104,817      91,174
  Depreciation.....................................     6,068      5,030     11,918      10,016
  Amortization of goodwill.........................     4,858      4,709     10,245       8,867
  Amortization of other intangible assets..........     5,609      4,386     10,697       8,377
  Restructuring....................................        --         (4)        --          (4)
                                                     --------   --------   --------    --------
     Total operating expenses......................   124,382    109,886    245,297     217,770
                                                     --------   --------   --------    --------
     Operating income..............................     5,318     12,284      9,654      21,744
                                                     --------   --------   --------    --------
OTHER INCOME (EXPENSE)
  Gain on sale of subsidiary.......................    32,970         --     32,970          --
  Interest expense -- net..........................    (4,984)    (4,727)   (10,798)     (8,144)
  Other income (expense) -- net....................       647       (340)     1,404        (177)
                                                     --------   --------   --------    --------
     Total other income (expense)..................    28,633     (5,067)    23,576      (8,321)
                                                     --------   --------   --------    --------
INCOME BEFORE INCOME TAXES.........................    33,951      7,217     33,230      13,423
INCOME TAX EXPENSE.................................    13,558      3,026     13,454       6,544
                                                     --------   --------   --------    --------
INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE.......    20,393      4,191     19,776       6,879
                                                     --------   --------   --------    --------
CHANGE IN ACCOUNTING PRINCIPLE
  Cumulative effect of change in accounting
     principle (net of $108 tax benefit)...........        --         --         --        (219)
                                                     --------   --------   --------    --------
NET INCOME.........................................  $ 20,393   $  4,191   $ 19,776    $  6,660
                                                     ========   ========   ========    ========
BASIC EARNINGS (LOSS) PER COMMON SHARE
  Income...........................................  $   1.01   $   0.20   $   0.98    $   0.33
  Change in accounting principle...................        --         --         --       (0.01)
                                                     --------   --------   --------    --------
  Net income.......................................  $   1.01   $   0.20   $   0.98    $   0.32
                                                     ========   ========   ========    ========
DILUTED EARNINGS (LOSS) PER COMMON SHARE
  Income...........................................  $   0.97   $   0.20   $   0.95    $   0.33
  Change in accounting principle...................        --         --         --       (0.01)
                                                     --------   --------   --------    --------
  Net income.......................................  $   0.97   $   0.20   $   0.95    $   0.32
                                                     ========   ========   ========    ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic............................................    20,283     20,592     20,235      20,656
  Dilutive effect of stock options.................       768        497        586         477
                                                     --------   --------   --------    --------
  Diluted shares outstanding.......................    21,051     21,089     20,821      21,133
                                                     --------   --------   --------    --------

   The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS -- UNAUDITED

                                                              SIX MONTHS ENDED JUNE 30,
                                                              --------------------------
                                                                 2000           1999
                                                              -----------    -----------
                                                              (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................   $  19,776      $   6,660
  Adjustments to reconcile net income to cash flows from
     operating activities:
  Gain on sale of subsidiary................................     (32,970)            --
  Depreciation and amortization.............................      32,860         27,260
  Other charges and credits -- net..........................         588          2,496
  Changes in operating working capital, excluding the effect of acquisitions & dispositions:
     Accounts receivable, unbilled and other
      receivables -- net....................................     (26,447)        (8,507)
     Other current assets and liabilities...................     (13,392)        (9,989)
     Accounts payable.......................................       4,497         (2,738)
     Accrued payroll and benefits...........................      (9,153)           360
     Income and other taxes payable -- net..................      23,945          4,168
     Deferred income........................................      17,540         10,566
                                                               ---------      ---------
       Net change in operating working capital..............      (3,010)        (6,140)
                                                               ---------      ---------
       Net cash provided by operating activities............      17,244         30,276
                                                               ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of short-term notes payable......................     831,343        460,010
  Repayment of short-term notes payable.....................    (877,343)      (381,687)
  Common stock repurchased and retired......................          --        (25,653)
  Common stock issuance and related tax benefits............       1,866          4,371
  Debt issue costs and other................................        (302)        (1,492)
                                                               ---------      ---------
       Net cash provided by (used for) financing
        activities..........................................     (44,436)        55,549
                                                               ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures......................................     (15,023)       (13,452)
  Software capitalized......................................     (17,314)       (10,192)
  Purchase of subsidiaries -- net of acquired cash..........      (3,480)       (79,118)
  Proceeds from sale of subsidiary..........................      72,500          8,900
  Tax paid on sale of subsidiary............................          --        (21,381)
  Purchase of investments...................................     (15,017)            --
                                                               ---------      ---------
       Net cash provided by (used for) investing
        activities..........................................      21,666       (115,243)
                                                               ---------      ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................        (863)          (339)
NET DECREASE IN CASH AND CASH EQUIVALENTS...................      (6,389)       (29,757)
CASH AND CASH EQUIVALENTS, JANUARY 1........................      18,435         51,630
                                                               ---------      ---------
CASH AND CASH EQUIVALENTS, JUNE 30..........................   $  12,046      $  21,873
                                                               =========      =========

   The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES

       CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY -- UNAUDITED

                                                                 SIX MONTHS
                                                                   ENDED
                                                               JUNE 30, 2000
                                                              ----------------
                                                              (IN THOUSANDS OF
                                                                  DOLLARS)
COMMON STOCK, without par value -- authorized 100,000,000
  shares, issued 20,310,297 shares, at $0.02 stated value
Balance -- beginning of period..............................      $    400
Issued for employee stock purchase and option plans.........             1
Issuance of common stock (Note 4)...........................             5
                                                                  --------
Balance at June 30..........................................           406
                                                                  --------
ADDITIONAL PAID IN CAPITAL
Balance -- beginning of period..............................        55,047
Tax benefit relating to stock options.......................           323
Issued for employee stock purchase and option plans.........         1,542
Issuance of common stock (Note 4)...........................         5,995
                                                                  --------
Balance at June 30..........................................        62,907
                                                                  --------
RETAIN EARNINGS
Balance -- beginning of period..............................       372,052
Net income..................................................        19,776
                                                                  --------
Balance at June 30..........................................       391,828
                                                                  --------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance -- beginning of period..............................        (9,574)
Net gain on derivative instruments designated as cash flow
  hedges....................................................          (219)
Foreign currency translation adjustments....................       (12,800)
Unrealized loss on investments..............................        (2,012)
Other.......................................................            30
                                                                  --------
Balance at June 30..........................................       (24,575)
                                                                  --------
TOTAL COMMON SHAREHOLDERS' EQUITY...........................      $430,566
                                                                  ========

   The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                             JUNE 30               JUNE 30
                                                       -------------------    ------------------
                                                         2000       1999       2000       1999
                                                       --------    -------    -------    -------
                                                               (IN THOUSANDS OF DOLLARS)
NET INCOME...........................................  $20,393     $4,191     $19,776    $ 6,660
                                                       -------     ------     -------    -------
Other comprehensive income (loss), net of tax:
Net gain (loss) on derivative instruments designated
  as cash flow hedges................................     (153)       230        (219)       336
Cumulative translation adjustment....................   (9,373)    (1,929)    (12,800)    (8,290)
Unrealized loss on investments.......................   (2,012)        --      (2,012)        --
Other................................................        7         --          30         --
                                                       -------     ------     -------    -------
OTHER COMPREHENSIVE LOSS.............................  (11,531)    (1,699)    (15,001)    (7,954)
                                                       -------     ------     -------    -------
COMPREHENSIVE INCOME (LOSS)..........................  $ 8,862     $2,492     $ 4,775    $(1,294)
                                                       =======     ======     =======    =======

   The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

                      PRIMARK CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. PLAN OF MERGER

     Primark Corporation ("the Company") entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated June 5, 2000, with The Thomson Corporation ("Thomson") and Marquee Acquisition Corporation ("Purchaser"), an indirect wholly owned subsidiary of Thomson. Pursuant to the Merger Agreement, on June 14, 2000, Purchaser commenced a cash tender offer (the "Tender Offer") for all of the shares of the Company common stock for $38.00 per share. The Merger Agreement provides that, as promptly as practicable after consummation of the Tender Offer and the satisfaction or waiver of the conditions set forth in the Merger Agreement, Purchaser will be merged with and into the Company (the "Merger"), resulting in the Company becoming an indirect wholly owned subsidiary of Thomson. At the effective time of the Merger, each share of the Company's common stock issued and outstanding (other than treasury shares, shares owned by Thomson or Purchaser and shares held by holders that perfect their dissenters' rights, if any, under Michigan law) will be converted automatically into the right to receive $38.00 in cash, or any higher price per share that may be paid in the Tender Offer. On June 28, 2000, the Company and Thomson announced that they had received a request for additional information from the Antitrust Division of the Department of Justice.

2. SALE OF SUBSIDIARY

     On June 1, 2000, the Company sold all of the outstanding common stock of its subsidiary, the Yankee Group Research, Inc. to Reuters Group plc for a cash price of $72.5 million. The sale resulted in a gain of $33.0 million, which is included in other income.

     Prior to the sale and pursuant to the August 1996 Purchase Agreement between the Company and The Yankee Group Research, Inc. the remaining $3.5 million contingent purchase price payment was made in the first quarter of 2000. The total payment was recorded as an increase to goodwill.

3. INVESTMENTS

  a. Trustnet Limited

     During the second quarter of 2000, the Company made a 16.7% equity investment in TrustNet Limited for $2.4 million. TrustNet Limited is a web-based distributor of UK open- and closed-end mutual fund performance and profiling data. This investment is accounted for using the equity method.

  b. Wheatley Partners

     In May 2000 the Company entered into a Limited Partnership Agreement to invest a maximum of $3.0 million in Wheatley Partners III, L.P. ("Wheatley Partners"). Wheatley Partners is a limited partnership with an investment strategy that explores opportunity within technology-related sectors such as Internet, software, Information Technology Consulting and telecommunications. On May 1, 2000, $300,000 was paid to Wheatley Partners.

c. Tradeportal.com

     On March 30, 2000, the Company purchased a 20% equity interest in Tradeportal.com for $6 million. TradePortal is a leading direct access execution firm offering Internet-based trading and information. The Company and TradePortal also announced a strategic business alliance to share certain product capabilities. The Company will license certain real-time pricing feeds, user display technology and investment research information for use in TradePortal products in return for a percentage of gross revenues. TradePortal will provide access to its trading systems directly from the Company's products. This investment is accounted for using the equity method.

d. Bulldog.com

     In February 2000, the Company invested $825,000 in The Bulldog Group, Inc. for a 6.9% equity interest. In connection with this investment, the Company has the right to appoint a board representative. The Bulldog Group is a privately held content management software and services company that enables media-rich businesses to leverage content and take advantage of new opportunities. Bulldog is licensing financial data from the Company for use on its Web site. This investment is accounted for using the equity method.

e. The Money Channel

     In February 2000, the Company invested $5.1 million in The Money Channel for a 5% equity interest. The Money Channel is the UK's first dedicated TV channel for finance and investment information and is listed on the London Stock Exchange. The Company will provide financial information to The Money Channel for broadcast programming and the interactive services that the Money Channel intends to develop. This investment is classified as available-for-sale securities in accordance with Statement of Financial Accounting Standards ("FAS") 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, and is reported at market value. Unrealized gains and losses on available-for-sale securities are recognized as a separate component of stockholders' equity, net of tax.

4.  ISSUANCE OF COMMON STOCK

     In January 2000, the Company entered into an agreement with MicroStrategy Inc. for the development and licensing of The Primark Financial Channel. The Primark Financial Channel will combine the leading wireless delivery technology of MicroStrategy with the global financial and economic information of the Company. On June 30, 2000 this agreement was ammended by $1 million, bringing the total consideration due MicroStrategy from $11 million to $10 million which is payable at certain milestones in 2000.

     On January 25, 2000, 230,770 shares of the Company's common stock were issued to MicroStrategy's designee, Fletcher International LTD, in partial payment of this agreement at a market value of $6 million. This is a non-cash transaction and has been excluded from the Company's Consolidated Statement of Cash Flows.

5. SEGMENT INFORMATION

     Based upon the different requirements of the Company's customer base, the Company has organized itself as follows:

     PRIMARK FINANCIAL INFORMATION DIVISION. Primark Financial Information Division ("PFID") develops "enterprise-wide" products and services for major financial institutions on a global basis.

     PRIMARK FINANCIAL ANALYTICS DIVISION. Primark Financial Analytics Division ("PFAD") concentrates on developing and marketing a wide variety of analytical products for money managers, fund sponsors and other investors.

     PRIMARK DECISION INFORMATION DIVISION. Primark Decision Information Division ("PDID") acquires, develops and operates information content businesses that are primarily focused in areas other than the financial marketplace.

     PRIMARK RESEARCH CENTERS. The Primark Research Centers ("PRC") provide a full range of research solutions from personalized research support to fast and convenient document retrieval.

     The Primark Corporate Division ("CORP") supports the operating divisions with tax, accounting and legal services.

                          COMPARATIVE SEGMENT ANALYSIS

                                  THREE MONTHS ENDED JUNE    SIX MONTHS ENDED JUNE
                                            30,                       30,
                                  -----------------------    ---------------------
                                    2000          1999         2000        1999
                                  ---------    ----------    --------    ---------
Revenue:
  PFID..........................  $ 80,741      $ 78,385     $157,146    $150,090
  PFAD..........................    28,112        22,788       54,863      44,606
  PDID..........................    14,038        14,773       29,682      28,400
  PRC...........................     6,809         6,224       13,260      16,418
                                  --------      --------     --------    --------
          Total.................  $129,700      $122,170     $254,951    $239,514
                                  --------      --------     --------    --------
Operating Income (Loss)
  PFID..........................  $  1,643      $  5,945     $  2,724    $ 10,189
  PFAD..........................     4,691         4,657        9,772       8,834
  PDID..........................     1,867         2,095        2,310       2,745
  PRC...........................       407           829          257       2,355
  CORP..........................    (3,290)       (1,242)      (5,409)     (2,379)
                                  --------      --------     --------    --------
          Total.................  $  5,318      $ 12,284     $  9,654    $ 21,744
                                  --------      --------     --------    --------

AT JUNE 30, 2000                                 AT DECEMBER 31, 1999
Total Assets*:
  PFID..........................  $710,912                   $696,214
  PFAD..........................   100,710                     92,291
  PDID..........................    44,323                    100,242
  CORP..........................    48,968                     50,353
                                  --------                   --------
          Total.................  $904,913                   $939,100
                                  ========                   ========

---------------

* Total assets for PRC are not allocated by the Company.

6. CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  Plan of Merger

     Primark ("the Company") entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated as of June 5, 2000, with The Thomson Corporation ("Thomson") and Marquee Acquisition Corporation ("Purchaser"), an indirect wholly owned subsidiary of Thomson. Pursuant to the Merger Agreement, on June 14, 2000, Purchaser commenced a cash tender offer (the "Tender Offer") for all of the shares of the Company's common stock for $38.00 per share. The Merger Agreement provides that, as promptly as practicable after consummation of the Tender Offer and the satisfaction or waiver of the conditions set forth in the Merger Agreement, Purchaser will be merged with and into the Company (the "Merger"), resulting in the Company becoming an indirect wholly owned subsidiary of Thomson. At the effective time of the Merger, each share of Primark common stock issued and outstanding (other than treasury shares, shares owned by Thomson or Purchaser and shares held by holders that perfect their dissenters' rights, if any, under Michigan law) will be converted automatically into the right to receive $38.00 in cash, or any higher price per share that may be paid in the Tender Offer. Management anticipates this Merger will be completed in the second half of 2000. On June 28, 2000, the Company and Thomson announced that they had received a request for additional information from the Antitrust Division of the Department of Justice.

  Sale of Subsidiary

     On June 1, 2000, the Company sold all of the outstanding common stock of its subsidiary, the Yankee Group Research, Inc. to Reuters Group plc for a cash price of $72.5 million. The sale resulted in a gain of $33.0 million, which is included in other income.

     Prior to the sale and pursuant to the August 1996 Purchase Agreement between the Company and the Yankee Group Research, Inc. the remaining $3.5 million contingent purchase price payment was made in the first quarter of 2000. The total payment was recorded as an increase to goodwill.

  Results of Operations

     Primark Corporation reported net income for the second quarter of 2000 and six months ended June 30, 2000 at $20.4 million ($0.97 per share) and $19.8 million ($0.95 per share) compared to $4.2 million ($0.20 per share) and $6.7 million ($0.32 per share) for the respective periods of 1999. Excluding the effects of currency, revenues grew 9.2% and 8.5% for the second quarter and six months ended June 30, 2000, respectively. A gain of $33.0 million is included in other income related to the sale of the Yankee Group Research, Inc., a previously wholly owned subsidiary of the Company. Exclusive of that gain and related tax expense, Primark would have had a net loss in the second quarter and for the six months ended June 30, 2000 of $298,000 ($0.01 per share) and $915,000 ($0.04 per share), respectively. The decrease from historic performance levels is a result of planned expenditures on new product initiatives in the real time and Internet markets in addition to higher interest costs and unfavorable currency movements.

     The following table summarizes the operating results of Primark by
Division:

                             QUARTER ENDED JUNE 30              SIX MONTHS ENDED JUNE 30
                       ---------------------------------    ---------------------------------
                         2000       1999      % CHANGE        2000       1999      % CHANGE
                       --------   --------   -----------    --------   --------   -----------
Revenue
  PFID...............  $ 87,550   $ 84,609        3.5%      $170,406   $166,508        2.3%
  PFAD...............    28,112     22,788       23.4%        54,863     44,606       23.0%
  PDID...............    14,038     14,773       (5.0%)       29,682     28,400        4.5%
                       --------   --------                  --------   --------
                       $129,700   $122,170        6.2%      $254,951   $239,514        6.4%
                       ========   ========                  ========   ========

                             QUARTER ENDED JUNE 30              SIX MONTHS ENDED JUNE 30
                       ---------------------------------    ---------------------------------
                         2000       1999      % CHANGE        2000       1999      % CHANGE
                       --------   --------   -----------    --------   --------   -----------
EBITDA
  PFID...............  $ 15,054   $ 17,474      (13.8%)     $ 28,620   $ 33,079      (13.5%)
  PFAD...............     6,655      6,569        1.3%        13,663     12,610        8.3%
  PDID...............     2,827      3,204      (11.8%)        4,421      4,936      (10.4%)
  Corp...............    (2,683)      (842)      (219%)       (4,190)    (1,625)      (158%)
                       --------   --------                  --------   --------
                       $ 21,853   $ 26,405      (17.2%)     $ 42,514   $ 49,000      (13.2%)
                       ========   ========                  ========   ========
Operating Income
  PFID...............  $  2,050   $  6,774      (69.7%)     $  2,981   $ 12,544      (76.2%)
  PFAD...............     4,691      4,657        0.7%         9,772      8,834       10.6%
  PDID...............     1,867      2,095      (10.9%)        2,310      2,745      (15.8%)
  Corp...............    (3,290)    (1,242)      (165%)       (5,409)    (2,379)      (127%)
                       --------   --------                  --------   --------
                       $  5,318   $ 12,284      (56.7%)     $  9,654   $ 21,744      (55.6%)
                       ========   ========                  ========   ========

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

     Revenues for the second quarter and six months ended June 30, 2000 were reported at $129.7 million and $255.0 million compared to $122.2 million and $239.5 million for the same respective periods last year. Operating margins in 2000 are lower due to the cost of developing and supporting new Internet and wireless-based product initiatives.

PRIMARK FINANCIAL INFORMATION DIVISION

     The Primark Financial Information Division ("PFID") and its Research Center ("PRC") business experienced moderate growth during the first six months of 2000. Excluding the effect of currency, the division's revenues grew 5.0% for the six months ended June 30, 2000 with the international operations growing at 7.2% and the US operations growing at 0.2%. Overseas revenues in Europe had strong growth in key markets partially offset by flat revenues in Asia. The PFID's domestic revenues were flat compared to last year, due to continued decline of the PRC business and its Legacy products.

PRIMARK FINANCIAL ANALYTICS DIVISION

     The Primark Financial Analytics Division ("PFAD") had a strong six months with growth in revenues of 23.0%, growth in EBITDA of 8.3% and growth in operating income of 10.6%. All product lines grew strongly with IBES reporting an increase in revenues of 27.9%, followed by Baseline at 20.0% and Vestek at 12.2% . Management expects this strong performance to continue with the sale of new or recently released products.

PRIMARK DECISION INFORMATION DIVISION

     The Primark Decision Information Division ("PDID") had revenues of $29.7 million for the six months ended June 30, 2000, representing growth of 6.1% excluding the effect of currency. The results of Yankee are included in these revenues until June 1, the date of sale of this former subsidiary. During 2000 Yankee's revenues increased, offsetting lower revenues at WEFA. The timing of recording revenues for seminars and consulting agreements contributed to revenue performance at WEFA.

CORPORATE

     The Corporate operating loss increased $3 million to $5.4 million for the six months ended June 30, 2000. This increase is attributed to the transfer of certain financial and accounting functions from the divisions to a corporate shared services center as well as increased professional service fees.

     Other comprehensive income decreased by approximately $11.5 million and $15.0 million for the second quarter and six months ended June 30, 2000 primarily due to a change in cumulative translation resulting from the US dollar strengthening against the UK sterling. The Company has a significant goodwill asset denominated in UK sterling.

  Capital Resources and Liquidity

     Primark's cash and cash equivalent balances decreased $6.4 million during the six months ended June 30, 2000 as a result of operating activities contributing $17.2 million, financing operations absorbing $44.4 million and investing activities generating $21.7 million.

     On June 1, 2000, the Company sold all of the outstanding common stock of its subsidiary, the Yankee Group Research, Inc. to Reuters Group plc for a cash price of $72.5 million. The sale of the Yankee Group resulted in a pre-tax gain of $33.0 million, with after-tax cash proceeds of approximately $59.7 million. A portion of the proceeds was used to repay Primark's bank debt. The remaining cash proceeds are intended to be used to further invest in high growth Internet and e-commerce initiatives within core business units.

     The $17.2 million increase in cash flows from operating activities is a result of timing differences associated with working capital accounts.

     Financing activities, for the most part, reflect a net decrease of $46.0 million on Primark's revolving credit facility, resulting in $245.8 million of funded debt outstanding as of June 30, 2000. Additionally, Primark received proceeds of $1.9 million on the issuance of common stock associated with stock option and employee stock purchase plans.

     Investing activities for the six months ended June 30, 2000 include the $72.5 million in cash proceeds from the sale of the Yankee Group. Also reflected in investing actvities is the use of $15.0 million for the purchase of 1) a 20% equity interest in TradePortal for $6 million, 2) a 5% equity investment in the Money Channel for $5.1 million, 3) a 16.7% equity investment in TrustNet Limited for $2.4 million, 4) a 6.9% equity interest in The Bulldog Group for $825,000 and 5) a $300,000 investment in the limited partnership, Wheatley Partners III, L.P. All of these investments are part of the Company's aggressive development plan for both Internet and wireless services during 2000. Additionally, investing activities included $15.0 million of capital expenditures and $17.3 million of capitalized software. The capital expenditures consisted primarily of computer equipment purchases, which totaled $12.1 million for the six months ended June 30, 2000. Capitalized software represents expenditures primarily on new product offerings within the Primark Financial Information Division. Investing activities also reflect a $3.5 million contingent purchase price payment pursuant to the August 1996 Purchase Agreement between Primark Corporation and the Yankee Group made prior to the sale of this subsidiary to Reuters.

     In a non-cash transaction excluded from the Consolidated Statement of Cash Flows, the Company issued 230,770 shares of common stock to Fletcher International LTD in partial payment of a contract with MicroStrategy to provide licenses and develop software for wireless channels to deliver Primark's data to the retail and professional investors.

  Foreign Currency Exchange Risk Management

     A significant portion of Primark's revenues are denominated in currencies other than the US dollar. For the quarter ended June 30, 2000, approximately 55.7% of total revenues were denominated in non-US dollar currencies of which approximately 33.5%, 15.2%, and 7.0% are denominated in UK sterling, currencies of Continental Europe, and Asian currencies, respectively.

     For the quarter ended June 30, 2000, approximately 78.0% of operating income excluding goodwill amortization was denominated in non-US dollar currencies. This 78% can be broken down between 17.2% in UK sterling, 50.1% in Continental Europe and 10.7% in Asia. The primary market risk that Primark faces is the risk of the US dollar strengthening versus the euro, Swiss franc, Swedish krona, and Japanese yen.

     Based on the Value at Risk model used to access foreign currency risk, Primark estimates there is a 5% chance that the forecast for operating income for the next four quarters will deteriorate due to foreign exchange fluctuations over the next calendar quarter by more than $2.74 million before hedging and $2.13 million after taking into account the Company's hedging portfolio, representing cover of 22.1%, as of June 30, 2000.

     For the quarter ended June 30, 2000, there was no ineffective portion of derivative gains or losses reported in earnings. Net gains from hedge transactions reclassified from other comprehensive income to revenues totaled $149,000. At June 30, 2000, the fair value of derivative instruments designated as cash flow hedges was $67,000 and was recorded in other current assets with the offset recorded as a component of other comprehensive income, net of applicable income taxes. The gain will be recognized in revenues over the next 24 months as the forecasted revenues are recognized.

     Forward and option contracts are also entered into to protect anticipated repatriations of excess cash flow, primarily from the UK, under intercompany loan agreements or other financial transactions. The Company accounts for these instruments as fair value hedges and changes in the fair market value of such contracts are recorded each period in non-operating income or loss. For the three months ended June 30, 2000, the net gain on fair value hedging contracts recorded as non-operating income was $183,000. At June 30, 2000, foreign exchange contracts with a value of $293,000 are recorded on the balance sheet in other current assets.

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

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

     The Company's Annual Meeting of shareholders was held on May 26, 2000 for the purposes of electing a board of directors and approving the appointment of independent auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934.

     All management's nominees for directors listed in the proxy statement were elected with the following vote:

                                   SHARES VOTED              SHARES
                                       FOR           %      WITHHELD     %      NON-VOTES      %
                                   ------------    -----    --------    ----    ---------    -----
Kevin J. Bradley.................   15,188,539     74.93%   171,633     0.85%   4,908,049    24.22%
John C. Holt.....................   15,134,880     74.67%   225,292     1.11%   4,908,049    24.22%
Joseph E. Kasputys...............   15,187,281     74.93%   172,891     0.85%   4,908,049    24.22%
Steven Lazarus...................   15,189,867     74.94%   170,305     0.84%   4,908,049    24.22%
Patricia McGinnis................   15,191,474     74.95%   168,698     0.83%   4,908,049    24.22%
Jonathan Newcomb.................   15,193,493     74.96%   166,679     0.82%   4,908,049    24.22%
Constance K. Weaver..............   14,744,328     72.74%   615,844     3.04%   4,908,049    24.22%

     The appointment of Deloitte and Touche LLP as independent auditors for the year ended December 31, 2000 was approved by the following vote:

                                 SHARES
                                  VOTED                 SHARES
  SHARES VOTED FOR       %       AGAINST      %       ABSTAINING     %      NON-VOTES      %
  ----------------     -----     -------     ----     ----------    ----    ---------    -----
  15,264,428           75.30%    51,952      0.26%      43,792      0.22%   4,908,049    24.22%

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1* Amendment dated May 26, 2000 to Refinancing Agreements dated February 7, 1997, by and among Primark Corporation, Lenders Parties, Mellon Bank, N.A.

27*   Financial Data Schedule.

---------------

*  Indicates document filed herewith.

(b) No Current Reports filed by the Company during the quarter ended June 30, 2000.

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

Date: August 14, 2000